Form 10-K
period 2018-12-31
HEXION INC.
filed 2019-04-11
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
At December 31, 2018, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on April 1, 2019: 82,556,847
Documents incorporated by reference. None

HEXION INC.

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “might,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to obtain the approval of the Bankruptcy Court (defined below) with respect to motions filed in the Chapter 11 cases and the outcomes of Bankruptcy Court rulings and the Chapter 11 cases in general, the effectiveness of the overall restructuring activities pursuant to the Chapter 11 filings and any additional strategies that we may employ to address our liquidity and capital resources, the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 cases, restrictions on us due to the terms of the credit facilities that we entered into in connection with the Chapter 11 cases and restrictions imposed by the Bankruptcy Court, our ability to effectuate the Chapter 11 plan of reorganization described in the restructuring support agreement with certain of our equityholders and creditors, our ability to continue as a going concern, effects of disruption from the Chapter 11 cases and any restructuring transactions, the timing for resolving and any impact of the network security incident, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
ITEM 1 - BUSINESS
Overview
Hexion Inc. (“Hexion” or the “Company”), a New Jersey corporation with predecessors dating from 1899, is one of the world’s largest producers of thermosetting resins, or thermosets, and a leading producer of adhesive and structural resins and coatings. Thermosets are a critical ingredient in most paints, coatings, glues and other adhesives produced for consumer or industrial uses. The type of thermoset used, and how it is formulated, applied and cured, determines its key attributes, such as durability, gloss, heat resistance, adhesion or strength of the final product. Thermosetting resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins and urethane resins.
Our direct parent is Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (“Hexion Holdings”), the ultimate parent entity of Hexion. Hexion Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”).
Our business is organized based on the products we offer and the markets we serve. At December 31, 2018, we had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
Bankruptcy Filing
On April 1, 2019, the Company, Hexion Holdings LLC, Hexion LLC and certain of the Company’s subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are being jointly administered under the caption In re Hexion Holdings LLC, No. 19-10684 (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Petitions constitute an event of default that accelerated our obligations under our senior secured asset-based revolving loan facility (the “ABL Facility”) and 6.625% First-Priority Senior Secured Notes, 10.00% First-Priority Senior Secured Notes, 10.375% First-Priority Senior Secured Notes, 13.75% Senior Secured Notes, 9.00% Second-Priority Senior Secured Notes, 9.2% debentures and 7.875% debentures (collectively, the “Notes”).

In connection with the Bankruptcy Petitions, the Debtors entered into a Restructuring Support Agreement (the “Support Agreement”) with equityholders that beneficially own more than a majority of the Company’s outstanding equity (the “Consenting Sponsors”) and creditors holding more than two-thirds of the aggregate outstanding principal amount of each tranche of our Notes (the “Consenting Creditors” and, together with the Consenting Sponsors, the “Consenting Parties”). The Support Agreement incorporates economic terms regarding a restructuring of the Debtors agreed to by the parties reflected in a term sheet attached as Exhibit A to the Support Agreement. Pursuant to the Support Agreement, the Consenting Parties and the Debtors made certain customary commitments to each other, including the Consenting Parties committing to support and vote for restructuring transactions to be effectuated through a plan of reorganization that incorporates the economic terms included in the Support Agreement (the “Plan”) to be proposed by the Debtors.
Also in connection with the Bankruptcy Petitions, Hexion LLC, the Company and certain subsidiaries of the Company entered into an agreement with certain lenders providing for a $350 senior secured asset-based revolving term loan facility (the “DIP ABL Facility”), and Hexion LLC, the Company and Hexion International Holdings B.V., a wholly owned Dutch subsidiary of the Company (the “Dutch Borrower”), entered into an agreement providing for a $350 senior secured term loan (the “DIP Term Loan Facility” and, together with the DIP ABL Facility, the “Credit Facilities”). The Company received interim approval from the Bankruptcy Court to access $600 of the $700 permitted under the Credit Facilities. The proceeds of the DIP Term Loan Facility were used by the Dutch Borrower to make an intercompany loan to the Company, which the Company and certain of its subsidiaries used to repay amounts outstanding under the ABL Facility to and for general corporate purposes. Availability under the DIP ABL Facility will be used to support outstanding letters of credit and ongoing working capital requirements.
Going Concern
We have concluded our financial condition and our projected operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
We have $1.9 billion of First Priority Senior Secured Notes maturing in April 2020. If 91 days prior to the scheduled maturity of these notes, more than $50 aggregate principal amount is outstanding, the ABL Facility would have accelerated and become immediately due and payable. Additionally, we have $0.6 billion of Second Priority Notes maturing in November 2020. Based on our current liquidity position, the acceleration of the ABL Facility and our Chapter 11 Cases, our current projections of operating results, cash flows and liquidity over the next twelve months are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern.
Products and Markets
We have a broad range of thermoset resin technologies, with high quality research, applications development and technical service capabilities. We provide a broad array of thermosets and associated technologies, and have significant market positions in each of the key markets that we serve.
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products, composites and automotive coatings. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas field support. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 750 granted patents, the majority of which relate to the development of new products and manufacturing processes, and we are constantly looking at ways to introduce new products in our currently established markets.
As of December 31, 2018, we had 47 active production sites around the world. Through our worldwide network of strategically located production facilities, we serve more than 3,100 customers in approximately 85 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers with a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
Industry & Competitors
We are a large participant in the specialty chemicals industry. Thermosetting resins are generally considered specialty chemical products because they are sold primarily on the basis of performance, technical support, product innovation and customer service. However, as a result of the impact of the ongoing global economic uncertainty and overcapacity in certain markets, certain of our competitors have focused more on price to retain business and market share, which we have selectively followed in certain markets to maintain market share and remain a market leader.
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
Our Businesses
The following is a discussion of our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2018.
Epoxy, Phenolic and Coating Resins Segment
2018 Net Sales: $2,115

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
Principal Competitors: Olin, Huntsman, Nan Ya, Air Products, Cytec-Solvay Group and Allnex
Basic Epoxy Resins and Intermediates
We are one of the world’s largest suppliers of basic epoxy resins, such as SER and LER. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A (“BPA”) and epichlorohydrin (“ECH”), key precursors in the downstream manufacture of basic epoxy resins and epoxy specialty resins. We internally consume the majority of our BPA, and all of our ECH, which ensures a consistent supply of our required intermediate materials.

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
Principal Competitors: Covia Holdings Corporation, Preferred Sands, Badger Mining Corporation, and Carbo Ceramics
Forest Products Resins Segment
2018 Net Sales: $1,682
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
For additional information about our segments, see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
In 2018, our largest customer accounted for approximately 2% of our net sales, and our top ten customers accounted for approximately 15% of our net sales. Neither our overall business nor any of our reporting segments depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on either of our two reporting segments or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in the winter months. Therefore, the dollar amount of our backlog orders as of December 31, 2018 is not significant. Demand for our products can also be cyclical, as general economic health and industrial and commercial production levels are key drivers for our business.
International Operations
Our non-U.S. operations accounted for 56%, 58% and 60% of our sales in 2018, 2017 and 2016, respectively. While our international operations may be subject to a number of additional risks, such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 15 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our methods and actions to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Raw Materials
In 2018, we purchased approximately $2.4 billion of raw materials, representing approximately 75% of our cost of sales. The three largest raw materials that we use are phenol, methanol and urea, which collectively represented approximately 50% of our total raw material expenditures in 2018. The majority of raw materials that we use to manufacture our products are available from more than one source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.

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
We have over 360 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment and small-scale versions of customer manufacturing processes for applications development and demonstration.
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

•	EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products,

•	Epi-Rez™ Epoxy Waterborne Resins, which provide for lower volatile organic compounds, reducing air emissions; and

•	VeoVa™ vinyl ester, a Versatics acid and derivatives product, which is an isocyanate-free resin.
 In 2018, 2017 and 2016, our research and development and technical services expense was $53, $58 and $59, respectively ($3 in 2016 related to divested businesses). We take a customer-driven approach to discovering new applications and processes and providing customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance, and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.
Intellectual Property
As of December 31, 2018, we own, license or have rights to over 750 granted patents and over 1,100 registered trademarks, as well as various patent and trademark applications and technology licenses around the world, which we currently use or hold for use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2019 and 2036. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
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

We expect to incur future costs for capital improvements and general compliance under environmental, health and safety laws, including costs to acquire, maintain and repair pollution control equipment. In 2018, we incurred related capital expenditures of $19. We estimate that capital expenditures in 2019 for environmental controls at our facilities will be between $25 and $30. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
At December 31, 2018, we had approximately 4,000 employees. Approximately 40% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees.
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
Where You Can Find More Information
The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) on the SEC’s website at www.sec.gov. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.hexion.com under “Investor Relations - SEC Filings”.

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

Risks Related to Our Chapter 11 Proceedings

Our filing of voluntary petitions for relief under Chapter 11 and our ability to successfully emerge as a stronger, leaner company is subject to a number of risks and uncertainties

We are subject to risks and uncertainties associated with the Chapter 11 Cases. For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general;

•
our ability to develop, execute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases, views and objections of creditors and other parties in interest that may make it difficult to develop and consummate a plan in a timely manner;

•
the ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a U.S. trustee or to convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code (“Chapter 7”);

•	risks associated with third party motions in Chapter 11 proceedings and our ability to successfully emerge,

•	our ability to manage contracts, obtain and maintain normal payment and other terms with customers, vendors, and service providers;

•	our ability to obtain Bankruptcy Court approval to access the full amount of the Credit Facilities;

•	increased costs related to the bankruptcy filing and other litigation;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain management and other key employees;

•	our ability to retain key vendors or secure alternative supply sources;

•	whether our foreign subsidiaries continue to operate their business in the normal course;

•	our ability to maintain existing customers, vendor relationships and expand sales to new customers;

•	our ability to fund and execute our business plan; and

•	our ability to obtain acceptable and appropriate financing.

The Chapter 11 proceedings may disrupt our business and may materially and adversely affect our operations.

We have attempted to minimize the adverse effect of our Chapter 11 reorganization on our relationships with our customers, suppliers, employees and other parties. Nonetheless, our relationships with our customers, suppliers and employees may be adversely impacted and our operations could be materially and adversely affected. In addition, the continuation of our reorganization could negatively affect our ability to attract new employees and retain existing high performing employees.

The Chapter 11 proceedings limit the flexibility of our management team in running our business.

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process delays major transactions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain Bankruptcy Court confirmation of the Plan or may have to modify the terms of the Plan.

Pursuant to the Support Agreement, we have agreed, among other things, to file the Plan with the Bankruptcy Court. Even if the Plan is approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion, may choose not to confirm the Plan. Bankruptcy Code Section 1129 requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for us, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if we, the Debtors, liquidated under Chapter 7 of the Bankruptcy Code. Although we believe that the Plan will satisfy such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met and there can be no assurance that the Consenting Creditors will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment of any non-accepting class, as well as any classes junior to such non-accepting class, than the treatment currently anticipated to be included in the Plan based upon the agreed terms of the Support Agreement. Such less favorable treatment could include a distribution of property (including the new common stock) to the class affected by the modification of a lesser value than currently anticipated to be included in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy, which could result in, among other things, incurred costs and expenses to the estates of the Debtors.

We may be unable to comply with the financial maintenance or other covenants in our Credit Facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

In addition to standard financing covenants and events of default, the Credit Facilities also provide for (i) periodic deliveries by us of various financial statements set forth in the credit agreements for each of the Credit Facilities, (ii) specific milestones that we must achieve by specific target dates and (iii) certain baskets and exceptions to the negative covenants, such as debt and investments, not being available before the plan of reorganization is confirmed. We are also required to comply with a minimum liquidity covenant of $35 tested at the close of each business day. If we breach any such covenants and such breach is not cured or waived, the lenders under such Credit Facilities:

• would not be required to lend any additional amounts to us;
• could elect to declare all borrowings outstanding under such Credit Facilities, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder; and/or
• could apply all of our available cash that is subject to the cash sweep mechanism of such Credit Facilities to repay these borrowings;

any or all of which would have a material adverse effect on our business, financial condition and results of operations.
Termination of our exclusive right to file a Chapter 11 plan and the exclusive right to solicit acceptances could result in competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.

We currently have the exclusive right to file a Chapter 11 plan through and including July 30, 2019, and the exclusive right to solicit acceptances of any such plan through September 28, 2019. Such deadlines may be extended from time to time “for cause” (as permitted by section 1121(d) of the Bankruptcy Code) with the approval of the Bankruptcy Court. However, it is also possible that (a) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods “for cause” (as permitted by section 1121(d) of the Bankruptcy Code)) or (b) that such periods could expire without extension.

If our exclusive plan filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file alternative plans of reorganization. There can be no assurances that recoveries under any such alternative plan would be as favorable to creditors as the Plan. In addition, the proposal of competing plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Debtors’ cases, which could deplete creditor recoveries under any plan.
If the Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Support Agreement may terminate the agreement. If the Support Agreement is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new Plan would be as favorable to holders of claims against the Debtors as contemplated by the Support Agreement.
We may have insufficient liquidity for our business operations during the Chapter 11 proceedings.
Although we believe that we will have sufficient liquidity to operate our business during the pendency of the Chapter 11 proceedings, the Credit Facilities remain subject to the issuance of a final order by the Bankruptcy Court. There can be no assurance that the cash made available to us under the Credit Facilities or otherwise in its restructuring process and revenue generated by our business operations will be sufficient to fund our operations, especially as we expect to incur substantial professional and other fees related to our restructuring. In the event that revenue flows and other available cash are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable. If, for one or more reasons, we are unable to obtain such additional financing, we could be required to seek a sale of the company or certain of our material assets or our businesses and assets may be subject to liquidation under Chapter 7 of the Bankruptcy Code, and we may cease to continue as a going concern.

Risks Related to Our Business
If global economic conditions are weak or deteriorate, it will negatively impact our business operations, results of operations and financial condition.
Changes in global economic and financial market conditions could impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as building, construction, wind energy, oil and gas, automotive and electronics, compared to prior years;

•	weak economic conditions in our primary regions of operations: U.S., Europe, and Asia;

•	payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations

•	insolvency of suppliers or the failure of suppliers to meet their commitments resulting in product delays;

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
Raw materials costs made up approximately 75% of our cost of sales in 2018. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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

Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers. Should any of our key suppliers fail to deliver these raw materials or intermediate products to us or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we have been forced to limit production or were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In the past, some of our customers have chosen to discontinue or decrease the use of our products as a result of these measures. We have experienced force majeure events by certain of our suppliers which have had significant negative impacts on our business. For example, in 2014, Shell notified us of a supply interruption event at its Moerdijk, Netherlands facility, which provides key raw materials to us, and this event resulted in us allocating certain products to our customers through mid-2015, at which point the disruption was resolved. Additionally, we cannot predict whether new regulations or restrictions may be imposed in the future which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.
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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2018, we incurred capital expenditures of $19 to comply with environmental, health and safety laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with, or decide to close the impacted facility. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
BPA, which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently considered under certain state and international regulatory programs as a reproductive toxicant and an “endocrine disrupter,” meaning BPA could disrupt normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. In Europe, the EU Committee for Risk Assessment adopted an opinion to change the existing harmonized classification and labeling of BPA from a category 2 reproductive Toxicant to a category 1B reproductive Toxicant. This classification change was effective beginning March 1, 2018. The EU Member State Committee agreed to add BPA to the Substance of Very High Concern (“SVHC”) candidate list based upon its classification as a reproductive toxicant, as well as for its endocrine disrupting properties to both human health and the environment. The REACH Risk Management Option Analysis (RMOA) was released July 6, 2017, in which BPA is identified as an endocrine disruptor for the environment with no safe threshold, and REACH restrictions are identified as the preferred risk management measure. The California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) listed BPA under Proposition 65 as a developmental and reproductive toxicant, requiring warning labels unless BPA exposures are shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). As of May 11, 2016, products containing BPA sold into California must comply with Proposition 65’s requirements. Despite these hazard designations and listings, the US Food and Drug Administration (“FDA”) is also actively engaged in the scientific and regulatory review of BPA and, in a letter submitted to OEHHA dated April 6, 2015, reaffirmed that BPA is safe as currently permitted in FDA-regulated food contact uses and concluded that FDA’s National Center for Toxicological Research study did not support the listing of BPA as a reproductive toxicant. In December 2012, France enacted a law that bans direct contact of packaging containing BPA with food and consumer products. In January 2015, the European Food Safety Authority (“EFSA”) concluded that BPA poses no health risk to consumers of any age group (including unborn children, infants and adolescents) at currently permitted exposure levels. EFSA confirmed this conclusion in October 2016. Regulatory and legislative initiatives such as these, or product de-selection resulting from such regulatory actions, may result in a reduction in demand for BPA and our products containing BPA and could also result in additional liabilities as well as an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
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
In 2018, 56% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the year ended December 31, 2018.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. During 2018, we achieved $48 in cost savings related to our cost reduction programs and as of December 31, 2018, we have approximately $9 of additional in-process cost savings.
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
As of December 31, 2018, approximately 40% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
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
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $31 and $179, respectively, as of December 31, 2018. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
In 2019, we do not expect to make any contributions to our U.S. defined benefit pension plan and we expect to contribute approximately $24 to our non-U.S. defined benefit pension plans, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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

In March 2019, we experienced a network security incident that prevented access to certain information technology systems and data within our network. We took immediate steps to isolate the issue and have implemented our technical recovery plan. Since the time of the incident, our manufacturing sites, which rely on different networks, have continued to operate safely and with limited interruption. The network security incident primarily impacted our corporate functions. We are currently evaluating the impact of this incident, including assessing any available insurance coverage. We are not yet able to determine the financial impact of this incident, which may be material. Any impacts from this incident may result in an adverse effect on our business, financial condition and results of operations.
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
Some aspects of the Tax Reform remain unclear, and although further clarifying guidance was issued and more is expected to be issued in the future (by the Internal Revenue Service (“IRS”), the U.S. Treasury Department or via a technical correction law change), it may not be clarified for some time. In addition, some U.S. states have not updated their laws to take into account the new federal legislation. Aspects of U.S. tax reform may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. As a result, we have not yet been able to determine the full impact of the new laws on our results of operations and financial condition. It is possible that U.S. tax reform, or interpretations under it, could change and could have an adverse effect on us, and such effect could be material.

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
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments, including payments under the Credit Facilities, depends on a range of economic, competitive and business factors, many of which are outside of our control. We maintain normal commercial terms with our major vendors and customers. If certain of our commercial counterparties request changes to our terms, it could put additional pressure on our liquidity position and our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. Our inability to generate sufficient cash flows to satisfy our outstanding debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
Based on current and expected level of operations, we believe cash flow from operations, available cash and available borrowings under the Credit Facilities will be adequate to meet our liquidity needs during the Chapter 11 process. However, we cannot give assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Prior to our bankruptcy filing, we were a highly leveraged company. As of December 31, 2018, we had approximately $3.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. After our expected emergence from bankruptcy we may continue to have a substantial amount of indebtedness.
Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or in the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us; and

•	it may limit our ability to borrow additional funds or dispose of assets.
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

If a breach of a covenant is not cured or waived, the lenders under such Credit Facilities:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under the Credit Facilities, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•	could apply all of our available cash that is subject to the cash sweep mechanism of the Credit Facilities to repay these borrowings; and/or

•	could prevent us from making payments on our notes;
any or all of which could have a material adverse effect on our business, financial condition and results of operations.
See “– Risks Related to our Chapter 11 Proceedings – We may be unable to maintain compliance with the financial maintenance or other covenants in our Credit Facilities, which could result in an event of default under the credit agreements governing such facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.”
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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have executive offices in Rotterdam, Netherlands and Shanghai, China. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2018, we operated 21 domestic production and manufacturing facilities in 12 states and 26 foreign production and manufacturing facilities in Australia, Brazil, Canada, China, Colombia, Finland, Germany, Italy, Korea, Netherlands, New Zealand, Spain, the United Kingdom and Uruguay.
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
The USEPA issued the Company a Notice of Intent to File Administrative Complaint related to alleged violations of the Emergency Right-to-Know Act identified in a 2017 voluntary self-disclosure made by the Company.  The Notice was issued on October 24, 2018 and seeks a penalty of $0.2 million. The Company does not agree with the penalty and is working cooperatively with the USEPA to resolve this matter.
The USEPA issued the Company a General Notice Letter seeking reimbursement of costs spent by the USEPA on a removal action associated with a site in Houston, Texas. A private party also sought recovery from the Company and several other parties associated with past and future remediation costs at the same site. On November 16, 2018, the Company entered in separate Settlement Agreements with the USEPA and the private party, resolving the alleged liability for less than $0.5 million.
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

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of April 1, 2019, 82,556,847 common shares were held by our direct parent, Hexion LLC.
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
The consolidated balance sheet data at December 31, 2018 and 2017 and the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited Consolidated Financial Statements included elsewhere herein. The consolidated balance sheet data at December 31, 2016, 2015 and 2014 and the consolidated statement of operations data for the years ended December 31, 2015 and 2014 have been derived from audited consolidated financial statements not included herein.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in millions, except per share data)
Statements of Operations:
Net sales	$3,797	$3,591	$3,438	$4,140	$5,137
Cost of sales (1) (2)	3,226	3,088	3,020	3,549	4,529
Gross profit	571	503	418	591	608
Selling, general and administrative expense (2)	295	321	318	316	345
Gain on dispositions	(44)	—	(240)	—	—
Asset impairments	28	13	—	6	5
Business realignment costs	29	52	55	16	47
Other operating expense (income), net	36	17	13	12	(8)
Operating income	227	100	272	241	219
Interest expense, net	365	329	310	326	308
Loss (gain) on extinguishment of debt	—	3	(48)	(41)	—
Other non-operating (income) expense, net (2)	(12)	(12)	21	(22)	133
Loss before income tax and earnings from unconsolidated entities	(126)	(220)	(11)	(22)	(222)
Income tax expense	40	18	38	34	22
Loss before earnings from unconsolidated entities	(166)	(238)	(49)	(56)	(244)
Earnings from unconsolidated entities, net of taxes	3	4	11	17	20
Net loss	(163)	(234)	(38)	(39)	(224)
Net loss (income) attributable to noncontrolling interest	1	—	—	(1)	1
Net loss attributable to Hexion Inc.	$(162)	$(234)	$(38)	$(40)	$(223)
Cash Flows (used in) provided by:
Operating activities	$(23)	$(153)	$(20)	$213	$(50)
Investing activities (3)	(40)	(110)	219	(163)	(230)
Financing activities	81	174	(235)	24	69
Balance Sheet Data (at end of period):
Cash and cash equivalents	$128	$115	$196	$236	$172
Short-term investments	—	—	—	—	7
Total assets	1,961	2,097	2,055	2,382	2,617
Total debt (4)	3,815	3,709	3,504	3,778	3,777
Total liabilities	4,875	4,839	4,594	4,859	4,967
Total deficit	(2,914)	(2,742)	(2,539)	(2,477)	(2,350)

(1)
Cost of sales for the year ended December 31, 2018, 2017 and 2016 includes accelerated depreciation of $4, $14 and $129, respectively, related to facility rationalizations within the Forest Products Resins segment in 2018 and within the Epoxy, Phenolic and Coatings Resins segment in 2017 and 2016.

(2)
“Cost of sales”, “Selling, general and administrative expense” and “Other non-operating (income) expense, net” have been adjusted for all periods presented to reflect the adoption of Accounting Standards Board Update No. 2017-07 (“ASU 2017-07”), which reclassified certain components of net periodic pension and postretirement benefit costs from “Cost of sales” and “Selling, general and administrative expense” to “Other non-operating (income) expense, net” within our Consolidated Statements of Operations. See Note 3 in Item 8 of Part II of this Annual Report on Form 10-K.

(3)
“Investing activities” within our Consolidated Statement of Cash Flows has been adjusted for all periods presented to reflect the adoption of Accounting Standards Board Update No. 2016-18 (“ASU 2016-18”), which removed the change in restricted cash from “Investing activities” in the Consolidated Statement of Cash Flows. See Note 3 in Item 8 of Part II of this Annual Report on Form 10-K.

(4)	Total debt represents the sum of “Debt payable within one year” and “Long-term debt” on the Consolidated Balance Sheets. See Note 8 in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2018, 2017 and 2016 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Bankruptcy Filing and Going Concern

As a result of the commencement of the Chapter 11 Cases on April 1, 2019, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to significantly de-leverage our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee that the Chapter 11 Cases will be completed successfully or in the time frame contemplated by the Support Agreement. Refer to Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.

We have concluded our financial condition and our projected operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We have $1.9 billion of First Priority Senior Secured Notes maturing in April 2020. If 91 days prior to the scheduled maturity of these notes, more than $50 aggregate principal amount is outstanding, our senior secured asset-based revolving loan facility (the "ABL Facility"), would have accelerated and become immediately due and payable. Additionally, we have $0.6 billion of Second Priority Notes maturing in November 2020. Based on our current liquidity position, the acceleration of the ABL Facility and our Chapter 11 Cases, our current projections of operating results, cash flows and liquidity over the next twelve months are not expected to be sufficient to fund our most significant cash obligations necessary to continue as a going concern.

As a result of these facts and circumstances, we have made certain adjustments to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report of Form 10-K, including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt. Refer to Notes 3 and 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.
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
Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as wind energy and electrical composites. Major industry sectors that we serve include industrial/marine, construction, consumer/durable goods, automotive, wind energy, aviation, electronics, architectural, civil engineering, repair/remodeling and oil and gas drilling. Key drivers for our business include general economic and industrial conditions, including housing starts and auto build rates. In addition, due to the nature of our products and the markets we serve, competitor capacity constraints and the availability of similar products in the market may impact our results. As is true for many industries, our financial results are impacted by the effect on our customers of economic upturns or downturns, as well as by the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes. As a result, factors that impact their industries can and have significantly affected our results.
Through our worldwide network of strategically located production facilities we serve more than 3,100 customers in approximately 85 countries. Our global customers include large companies in their respective industries, such as 3M, Akzo Nobel, BASF, Bayer, Dow, Louisiana Pacific, Monsanto, Owens Corning, PPG Industries, Valspar and Weyerhaeuser.
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

Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2018, we had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products and items associated with the Company’s reportable segments are as follows:

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

2018 Overview
Following are highlights from our results of operations for the years ended December 31, 2018 and 2017:

	2018	2017	$ Change	% Change
Statements of Operations:
Net sales	$3,797	$3,591	$206	6%
Gross profit	571	503	68	14%
Operating income	227	100	127	127%
Loss before income tax	(126)	(220)	94	43%
Net loss	(163)	(234)	71	30%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$226	$174	$52	30%
Forest Products Resins	285	257	28	11%
Corporate and Other	(71)	(66)	(5)	(8)%
Total	$440	$365	$75	21%

•
Going Concern - To address the risk of not being able to continue as a going concern, we have undertaken steps to restructure our balance sheet. In addition, as part of the Chapter 11 Cases, we have entered into the Credit Facilities to provide liquidity throughout the Chapter 11 process and also entered into the Support Agreement to facilitate support for a plan of reorganization. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information regarding the Credit Facilities and the Support Agreement.

•
Net Sales—Net sales in 2018 were $3.8 billion, a increase of 6% compared with $3.6 billion in 2017. This increase was primarily driven by pricing, which positively impacted sales by $382 due largely to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation positively impacted net sales by $31 due largely to the strengthening of the euro and Chinese yuan against the U.S. dollar. These increases were partially offset by volumes, which negatively impacted net sales by $190 primarily related to volume decreases in our epoxy businesses driven by margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $17.

•
Net Loss—Net loss in 2018 was $163, an improvement of $71 as compared with a net loss of $234 in 2017. This improvement was primarily driven by an increase in gross profit due to the margin improvements discussed above and a gain on the sale of our ATG business of $44, partially offset by asset impairments of $28 largely attributed to our oilfield business.

•
Segment EBITDA—In 2018, Segment EBITDA was $440, an increase of 21% compared with $365 in 2017. This increase was driven by increased margins in our base epoxy resins and improved performance in our North American formaldehyde business, as well as the impact of our ongoing cost reduction initiatives.

•
Restructuring and Cost Reduction Programs—During 2018, we achieved $48 in cost savings related to our cost reduction programs. As of December 31, 2018, we have approximately $9 of additional in-process cost savings, the majority of which we expect to realize in the first half of 2019.

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

2019 Outlook
In 2019, we expect demand to continue to drive volume increases in our North American formaldehyde business. Additionally, we expect a small improvement in demand in our North American forest products resins business due to modest growth in U.S. housing starts and remodeling. We also anticipate strong overall improvement in our Latin American business due to ongoing recovery in the Brazilian economy.
Overall, we expect improvement in our epoxy specialty business in 2019 due to the introduction of new products and government supported investment in the China wind energy market. We also expect our epoxy specialty business to benefit from improvements in demand for low solvent coatings over the next few years, primarily in China. While we expect softer market conditions in our base epoxy business, we expect our results to remain favorable compared to historical performance. Lastly, we expect our phenolic resins business to continue to benefit from cost reductions associated with our recently completed grid optimization efforts in Europe.
We also anticipate all of our businesses will continue to benefit from the savings associated with our ongoing restructuring and cost reduction initiatives. Finally, we expect raw material price volatility to continue in 2019.
Tax Reform Implications
The 2017 U.S. tax reform reduced the U.S. corporate tax rate and included beneficial depreciation provisions, while other provisions had and continue to have an adverse effect on our results. Specifically, new provisions that cause U.S. expenses, such as interest and general administrative expenses, to be taxed and also imposes taxes on U.S. cross-border payments that adversely impacts our effective tax rate. We continue to evaluate the impacts as additional guidance becomes available. See Note 13 in Item 8 of this Annual Report on Form 10-K for more information.
Shared Services Agreement
In October 2010, we entered into a shared services agreement with MPM (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”), pursuant to which we provided to MPM, and MPM provided to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement was renewed for one year starting October 2018, subject to termination rights of each of the Company or MPM, without cause, on not less than 30 days’ written notice.
On February 11, 2019, MPM provided notice of its intention to terminate the Shared Services Agreement, effective March 14, 2019. The termination triggers a period of up to 14 months during which time the parties will work together to facilitate an orderly transition of services provided under the Shared Services Agreement.
The Shared Services Agreement established certain criteria upon which the costs of such services are allocated between us and MPM and required that the Shared Services Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentages for Hexion and MPM, respectively, were 57% and 43% in 2018 and 56% and 44% in 2017 and 2016. We periodically reviewed the scope of services provided under this agreement.
Matters Impacting Comparability of Results
Our Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights. Intercompany accounts and transactions are eliminated in consolidation.
Raw Material Prices
Raw materials comprised approximately 75% of our cost of sales in 2018. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented approximately 50% of our total raw material costs in 2018. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused volatility in our raw material costs and utility costs. In 2018, the average price increase of phenol, methanol and urea increased by approximately 2%, 21% and 20%, respectively, as compared to 2017. In 2017, the average price increase of phenol, methanol and urea increased by approximately 15%, 46% and 4%, respectively, as compared to 2016. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

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
Pension and OPEB MTM Adjustments
Under our accounting policy related to the recognition of gains and losses for pension and OPEB plans, upon the annual remeasurement of our pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant, we immediately recognize gains and losses as a mark-to-market (“MTM”) gain or loss through net income. The largest component of our pension and OPEB expense typically relates to these MTM adjustments. In 2018, favorable changes to actuarial assumptions resulted in an increase in the MTM gain of $9, from a gain of $4 in 2017 to a gain of $13 in 2018. In 2017, favorable pension plan asset returns resulted in an increase in the MTM gain of $38, from a loss of $34 in 2016 to a gain of $4 in 2017. These MTM adjustments are recognized in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2018	2017	2016
Net sales	$3,797	$3,591	$3,438
Cost of sales	3,222	3,074	2,891
Accelerated depreciation	4	14	129
Gross profit	571	503	418
Gross profit as a percentage of net sales	15%	14%	12%
Selling, general and administrative expense	295	321	318
Gain on dispositions	(44)	—	(240)
Asset impairments	28	13	—
Business realignment costs	29	52	55
Other operating expense, net	36	17	13
Operating income	227	100	272
Operating income as a percentage of net sales	6%	3%	8%
Interest expense, net	365	329	310
Loss (gain) on extinguishment of debt	—	3	(48)
Other non-operating (income) expense, net	(12)	(12)	21
Total non-operating expense	353	320	283
Loss before income tax and earnings from unconsolidated entities	(126)	(220)	(11)
Income tax expense	40	18	38
Loss before earnings from unconsolidated entities	(166)	(238)	(49)
Earnings from unconsolidated entities, net of taxes	3	4	11
Net loss	(163)	(234)	(38)
Net loss attributable to noncontrolling interest	1	—	—
Net loss attributable to Hexion Inc.	$(162)	$(234)	$(38)
Other comprehensive (loss) income	$(10)	$31	$(24)

Net Sales
In 2018, net sales increased by $206, or 6%, compared to 2017. This increase was primarily driven by pricing, which positively impacted net sales by $382 due largely to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign currency translation positively impacted net sales by $31 due largely to the strengthening of the euro and Chinese yuan against the U.S. dollar in 2018 compared to 2017. These increases were partially offset by volumes, which negatively impacted net sales by $190 primarily related to volume decreases in our epoxy businesses driven by margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $17.
In 2017, net sales increased by $153, or 4%, compared to 2016. Excluding $185 of net sales from the disposition of our PAC Business in 2016, net sales increased by 10%. Pricing positively impacted net sales by $182 due largely to raw material price increases passed through to customers across many of our businesses, partially offset by competitive pricing pressures in our epoxy specialty business. Overall, volumes positively impacted net sales by $131 driven by strong market demand in our North American formaldehyde business, as well as the additional capacity from our new formaldehyde plants. Additionally, volumes increased in our North American forest products resins business due to modest growth in the U.S. housing market and in our base epoxy resins business as it continued to recover from cyclical trough conditions. These increases were partially offset by volume decreases in our epoxy specialty business driven by an ongoing destocking of wind blades and lower installations. The impact of foreign exchange translation positively impacted net sales by $25, due to an overall strengthening of various foreign currencies against the U.S. dollar in 2017 compared to 2016.
Gross Profit
Gross profit increased $68 in 2018 compared to 2017. Gross profit as a percentage of net sales increased by 1%, due to margin expansion driven by the market conditions in our base epoxy resins business discussed above, as well as our ongoing restructuring initiatives.
Gross profit increased $85 in 2017 compared to 2016, primarily due to a decrease in accelerated depreciation of $115 driven by the closure of our Norco, LA facility in 2016. Gross profit as a percentage of net sales increased by 2%, primarily due to the decrease in accelerated depreciation discussed above, which had a negative impact of 3% on 2016 gross profit. This impact was partially offset by margin compression driven by competitive pricing pressures discussed above, as well as unfavorable raw material price inflation.
Operating Income
In 2018, operating income increased by $127 compared to 2017, primarily driven by the increase in gross profit of $68 discussed above, a gain on the disposition of our ATG business of $44 and a decrease in business realignment costs of $23. The decrease in business realignment costs is largely attributable to lower severance and facility closure related expenses in 2018. These increases to operating income were partially offset by increases in asset impairments of $15 primarily related to our oilfield business, and an increase in other operating expense of $19 due to an increase in realized and unrealized foreign currency losses.
Operating income decreased by $172 in 2017 compared to 2016. This decrease was primarily driven by the absence of gains on the disposition of our PAC Business and HAI joint venture interest of $240 that positively impacted 2016 and a goodwill impairment of $13 recognized in 2017 as a result of the estimated fair value of our oilfield reporting unit being less than the carrying value of its net assets. These decreases to operating income were partially offset by the increase in gross profit of $85, discussed above, as well as decreases in business realignment costs of $3. The decrease in business realignment costs in 2017 is largely attributable to costs in 2016 related to the Norco, LA facility closure that did not recur, largely offset by costs associated with our 2017 cost reduction programs.
Non-Operating Expense
In 2018, total non-operating expense increased by $33 compared to 2017, driven by an increase in interest expense of $36 due primarily to the write-off of $33 in unamortized deferred debt issuance costs due to the reclassification of outstanding debt to current in the fourth quarter of 2018 as a result of our Chapter 11 Filings and substantial doubt about our ability to continue as a going concern for the next twelve months, as well as higher average debt levels in 2018. These increases to interest expense are partially offset by $3 of loss on extinguishment of debt that occurred in 2017. Note that other non-operating income remained flat as the positive impact of MTM adjustments on pension and OPEB liabilities was offset by an increase in realized and unrealized foreign currency losses.
In 2017, total non-operating expense increased by $37 compared to 2016, primarily due to gains on debt extinguishment of $48 in 2016 that did not recur in 2017, an increase in interest expense of $19 driven by higher average debt levels and higher weighted average interest rates and a increase of $33 in other non-operating income primarily due to the impact of the MTM adjustments on pension and OPEB liabilities (gains of $4 in 2017 and losses of $34 in 2016).
Income Tax Expense
On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation also causes U.S. expenses, such as interest and general administrative expenses, to be taxed and imposes new taxes on U.S. cross-border payments. Furthermore, the legislation included a one-time transition tax on accumulated foreign earnings and profits.

In response to the enactment of U.S. tax reform, the SEC issued guidance (referred to as “SAB 118”) to address the complexity in accounting for this new legislation. When the initial accounting for items under the new legislation is incomplete, the guidance allows companies to recognize provisional amounts when reasonable estimates can be made or to continue to apply the prior tax law if a reasonable estimate of the impact cannot be made. The SEC has provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we finalized our accounting during 2018.
While we have completed our accounting for the U.S. tax legislation, we recognized no net tax expense in our 2017 financial statements. We continue to evaluate the accounting impacts of the legislation, assemble and analyze the required information, and await additional guidance from the U.S. Treasury Department, the IRS or other standard-setting bodies. Additionally, we continue to analyze other information and regulatory guidance. See Note 13 in Item 8 of this Annual Report on Form 10-K for further details on the impacts of U.S. tax reform.
In 2018, income tax expense increased by $22 compared to 2017 primarily due to an increase in foreign earnings. During 2018, the Company recognized income tax expense of $40, primarily as a result of income from certain foreign operations. In the United States, as a result of Tax Reform, disallowed interest expense resulted in current year taxable income which utilized a net operating loss carryforward. The disallowed interest expense carryforward of $283 generated a deferred tax asset. The decrease in the valuation allowance due to the net operating loss utilization was offset by an increase in the valuation allowance recorded on the interest expense carryforward deferred tax asset. Tax Reform also resulted in the inclusion of Global Intangible Low Tax Income (“GILTI”) of $21, which was fully offset by our net operating loss. This further reduced our valuation allowance.
As a result of U.S. tax reform the Company recognized the earnings of non-U.S. operations in its 2017 U.S. consolidated income tax return under the transition tax. The previously taxed earnings are expected to be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result of the conditions related to the Company’s ability to continue as a going concern described above, in the fourth quarter of 2018, the Company is no longer able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite, and the impact to deferred taxes on the associated foreign currency translation resulted in no tax expense.
In 2017, income tax expense decreased by $20 compared to 2016 primarily due to reduction in foreign earnings. In 2017, the Company recognized income tax expense of $18, primarily as a result of income from certain foreign operations. Losses in the United States created a deferred income tax benefit which was completely offset by an increase to the valuation allowance. The Company incurred a provisional income tax expense of $167 associated with revaluing its net U.S. deferred tax attributes to reflect the new U.S. corporate tax rate of 21%, as well as an additional $65 provisional income tax expense associated with the estimated transition tax. The Company’s valuation allowance was reduced by $234 as a result of the impact Tax Reform had on reducing its net deferred tax assets. In 2016, the income tax expense related to the gain on dispositions was substantially reduced by net operating loss utilization which was offset by a decrease to the related valuation allowance.

Other Comprehensive Loss
In 2018, foreign currency translation negatively impacted other comprehensive loss by $8, primarily due to overall weakening of various foreign currencies against the U.S. dollar in 2017, as well as the impact of $2 of amortization of prior service costs on defined benefit pension and postretirement benefits.
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

	Year Ended December 31,
	2018	2017	2016
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$2,115	$2,052	$2,094
Forest Products Resins	1,682	1,539	1,344
Total	$3,797	$3,591	$3,438

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$226	$174	$258
Forest Products Resins	285	257	240
Corporate and Other	(71)	(66)	(65)
Total	$440	$365	$433

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

2018 vs. 2017 Segment Results
Following is an analysis of the percentage change in sales by segment from 2017 to 2018:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(9)%	10%	2%	—%	3%
Forest Products Resins	—%	11%	(1)%	(1)%	9%

Epoxy, Phenolic and Coating Resins
Net sales in 2018 increased by $63, or 3%, compared to 2017. Pricing positively impacted net sales by $200 due primarily to improved market conditions in our base epoxy resins business and raw material price increases contractually passed through to customers across many of our businesses.Volumes negatively impacted net sales by $189, primarily related to volume decreases in our epoxy specialty business driven by margin optimization. Additionally, volumes in our oilfield business decreased due to highly competitive market conditions. The impact of foreign exchange translation positively impacted net sales by $52, primarily due to the strengthening of the euro and the Chinese yuan against the US dollar in 2018 compared to 2017.
Segment EBITDA in 2018 increased by $52 to $226 compared to 2017. The increase was driven by increased margins in our base epoxy resins business, as well as the impact of our ongoing cost reduction initiatives, most notably in our phenolic resins business.
Forest Products Resins
Net sales in 2018 increased by $143, or 9%, when compared to 2017. Pricing positively impacted net sales by $182, which was primarily due to raw material price increases contractually passed through to customers across many of our businesses. The impact of foreign exchange translation negatively impacted net sales by $21, due largely to the strengthening of the U.S. dollar against the Brazilian real partially offset by the strengthening of the euro and Canadian dollar against the U.S. dollar in 2018 compared to 2017. Volumes were essentially flat in 2018 compared to 2017, decreasing net sales by $1. Lastly, the disposition of our ATG business in the first quarter of 2018 negatively impacted sales by $17.
Segment EBITDA in 2018 increased by $28 to $285 compared to 2017. This increase was primarily due to improved performance in our North American formaldehyde business, as well as the impact of our ongoing cost reduction initiatives.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to the other segments. Corporate and Other charges increased by $5 to $71 compared to 2017, due primarily to higher compensation costs, partially offset by our ongoing cost savings efforts.

 2017 vs. 2016 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2016 to 2017:

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

Reconciliation of Net Loss to Segment EBITDA:

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to Hexion Inc.	$(162)	$(234)	$(38)
Net loss attributable to noncontrolling interest	1	—	—
Net loss	(163)	(234)	(38)
Income tax expense	40	18	38
Interest expense, net	365	329	310
Depreciation and amortization	113	115	131
Accelerated depreciation	4	14	129
EBITDA	$359	$242	$570
Items not included in Segment EBITDA:
Asset impairments and write-downs	$32	$13	$—
Business realignment costs	29	52	55
Realized and unrealized foreign currency losses (gains)	27	3	(11)
Gain on dispositions	(44)	—	(240)
Loss (gain) on extinguishment of debt	—	3	(48)
Unrealized (gains) losses on pension and OPEB plan liabilities	(13)	(4)	34
Transaction costs	13	8	17
Other	37	48	56
Total adjustments	81	123	(137)
Segment EBITDA	$440	$365	$433

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$226	$174	$258
Forest Products Resins	285	257	240
Corporate and Other	(71)	(66)	(65)
Total	$440	$365	$433
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other unusual income and expenses. For 2018 and 2017, these other items primarily included expenses from retention programs, management fees and expenses related to legacy liabilities. For 2016, these other items primarily included expenses from retention programs, management fees and expenses related to legacy liabilities, partially offset by gains on the disposal of assets and a gain on a step acquisition. Transaction costs included certain professional fees related to strategic projects.
Business realignment costs for 2018 and 2017 primarily included costs related to in-process cost reduction programs and certain in-process and recently completed facility rationalizations. Business realignment costs for 2016 primarily included costs related to the rationalization at our Norco, LA manufacturing facility and costs related to certain in-process cost reduction programs.

Liquidity and Capital Resources

2019 Outlook

As a result of the commencement of the Chapter 11 Cases on April 1, 2019, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to significantly de-leverage our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guaranty that the Chapter 11 Cases will be completed successfully or in the time frame contemplated by the Support Agreement. Refer to Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.

As a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure our balance sheet, our expected cash outflows related to debt service in 2019 are difficult to predict at this time. We expect to make interest payments under the Credit Facilities and our first lien notes during 2019 in accordance with the Bankruptcy Court order approving the Credit Facilities but do not expect to make interest payments on our other notes. We plan to fund our ongoing operations through available borrowings under our Credit Facilities as well as cash generated from operations.

We currently expect to emerge from Chapter 11 in the third quarter of 2019 in accordance with our Support Agreement; however, this will be contingent upon numerous factors including, many of which are out of our control. Major factors include obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization to be proposed by the Debtors, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy. We also may need to obtain a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases. The plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed. See “Risk Factors - Risks Related to Our Chapter 11 Proceedings.”
We are a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations and availability under our Credit Facilities. Subsequent to and during pendency of filing the Chapter 11 petitions, we expect that our primary liquidity requirements will be to fund operations and make required payments under our Credit Facilities. Our ability to meet the requirements of our Credit Facilities will be dependent on our ability to generate sufficient cash flows from operations.
Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations, satisfy our interest and principal payment obligations on our Credit Facilities and pay administrative expenses including professional fees while under Chapter 11.

At December 31, 2018, we had $3,815 of outstanding debt and $305 in liquidity consisting of the following:

•	$113 of unrestricted cash and cash equivalents (of which $93 is maintained in foreign jurisdictions);

•	$165 of borrowings available under our ABL Facility ($350 borrowing base less $137 of outstanding borrowings and $48 of outstanding letters of credit); and

•	$27 of time drafts and borrowings available under credit facilities at certain international subsidiaries.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2018 and 2017 was $362 and $373, respectively. A summary of the components of our net working capital as of December 31, 2018 and 2017 is as follows:

	December 31, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales (1)
Accounts receivable	$412	11%	$462	13%
Inventories	334	9%	313	9%
Accounts payable	(384)	(10)%	(402)	(12)%
Net working capital (1)(2)	$362	10%	$373	10%

(1)
The components of net working capital at December 31, 2017 exclude $6 of net working capital related to the ATG business. The assets and liabilities of ATG are classified as held for sale in the December 31, 2017 Consolidated Balance Sheet.

(2)
Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.

The decrease in net working capital of $11 from December 31, 2017 was driven by a decrease of $50 in accounts receivable, primarily the result of decreased volumes in 2018 compared to 2017 due to margin optimization. This was partially offset by an increase in inventory of $21 driven by raw material price inflation and a decrease in accounts payable of $18 related to the timing of vendor payments. To minimize the impact of net working capital changes on cash flows, we continue to review inventory safety stock levels, focus on receivable collections by offering incentives to customers to encourage early payment or acceleration of receipts through the sale of receivables and negotiate with vendors to contractually extend payment terms whenever possible.

We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes. As of December 31, 2018, there were $137 of outstanding borrowings under the ABL Facility.
2017 Refinancing Transactions
In February 2017, we issued $485 aggregate principal amount of First Priority Senior Secured Notes and $225 aggregate principal amount of Senior Secured Notes. Upon the closing of these offerings, we used the net proceeds from these offerings, together with cash on our balance sheet, to redeem all of our outstanding 8.875% Senior Secured Notes due 2018 (the “Old Senior Secured Notes”), which occurred in March 2017.
In May 2017, we issued an additional $75 aggregate principal amount of First Priority Senior Secured Notes at an issue price of 100.5%. These notes mature on February 1, 2022 and have substantially the same terms as the First Priority Senior Secured Notes issued in February 2017. We used the net proceeds from these notes for general corporate purposes.
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
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows for the years ended December 31:

	Year Ended December 31,
	2018	2017	2016
Sources (uses) of cash:
Operating activities	$(23)	$(153)	$(20)
Investing activities	(40)	(110)	219
Financing activities	81	174	(235)
Effect of exchange rates on cash flow	(5)	8	(4)
Net increase (decrease) in cash and cash equivalents	$13	$(81)	$(40)
Operating Activities
In 2018, operating activities used $23 of cash. Net loss of $163 included $155 of net non-cash expense items, consisting of depreciation and amortization of $113, non-cash asset impairments and accelerated depreciation of $32, amortization of deferred financing fees of $49, deferred tax expense of $12, loss on sale of assets of $6 and unrealized foreign currency losses of $2, partially offset by the gain on the sale of ATG of $44 and unrealized gains related to the remeasurement of our pension and OPEB liabilities of $13. Net working capital used $8, which was largely driven by increases in inventories due to raw material price inflation and decreases in accounts receivable due to lower volumes. Changes in other assets and liabilities and income taxes payable used $7 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
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
In 2016, operating activities used $20 of cash. Net loss of $38 included $34 of net non-cash income items, of which $240 related to gains on the HAI and PAC dispositions, $52 was for unrealized foreign currency gains and $48 related to gains on debt extinguishments. These items were partially offset by $131 for depreciation and amortization, $129 of accelerated depreciation, $34 of unrealized losses related to the remeasurement of our pension and OPEB liabilities and $2 related to deferred tax expense. Working capital provided $18, which was driven by decreases in accounts payable due to timing of vendor payments, partially offset by smaller decreases in accounts receivable and inventory due to sales volume decreases, lower raw material prices and increased efficiency in accounts receivable collections. Changes in other assets and liabilities and income taxes payable provided $34 due to the timing of when items were expensed versus paid, which primarily included interest expense, restructuring costs, employee retention programs, pension plan contributions and taxes.
Investing Activities
In 2018, investing activities used $40, primarily driven by capital expenditures of $90, partially offset by net proceeds from the ATG disposition of $49 and proceeds from sale of assets of $1.

In 2017, investing activities used $110, primarily driven by capital expenditures of $118 (including capitalized interest), partially offset by net proceeds from the sale of assets of $8.
In 2016, investing activities provided $219, primarily driven by net cash proceeds of $356 related to the HAI and PAC dispositions and cash received on the HAI buyer’s note, as well as $5 in proceeds from the sale of other assets. These items were partially offset by capital expenditures (including capitalized interest) of $141 and investment in affiliates of $1.
Financing Activities
In 2018, financing activities provided $81. Net short-term debt borrowings were $10 and net long-term debt borrowings were $72. Our long-term debt borrowings primarily consisted of $137 in borrowings under our ABL Facility. We also paid $1 of financing fees.
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
In 2016, financing activities used $235. Net short-term debt repayments were $22, and net long term repayments were $212. Our long-term debt repayments primarily consisted of $240 used to repurchase a portion of our Old Senior Secured Notes on the open market. We also paid $1 of financing fees.

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
Outstanding Debt
Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2018 and December 31, 2017:

	As of December 31,
	2018	2017
Cash and cash equivalents	$128	$115

Debt:
ABL Facility	$137	$81
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $2 of unamortized debt premium at December 31, 2017)	1,550	1,552
10.00% First-Priority Senior Secured Notes due 2020	315	315
10.375% First-Priority Secured Notes due 2022	560	560
13.75% Senior Secured Notes due 2022	225	225
9.00% Second-Priority Senior Secured Notes due 2020	574	574
Debentures:
9.2% debentures due 2021	74	74
7.875% debentures due 2023	189	189
Other Borrowings:
Australia Facility due 2021 at 4.8% and 4.6% at December 31, 2018 and 2017, respectively	34	50
Brazilian bank loans at 10.0% and 9.9% at December 31, 2018 and 2017, respectively	53	43
Lease obligations	66	49
Other at 5.3% and 5.0% at December 31, 2018 and 2017, respectively	38	38
Unamortized debt issuance costs	—	(41)
Total	$3,815	$3,709

As discussed in Item 1 Part 1 of this Annual Report of Form 10-K, we believe there is substantial doubt about our ability to continue as a going concern for the next twelve months, including our ability to fund our debt service obligations. Our inability to fund such debt service obligations, as well as the Bankruptcy Petitions, are both an event of default under the ABL Facility and the indentures that govern our notes. As such, all outstanding debt as of December 31, 2018 related to the ABL Facility, the First-Priority Senior Secured Notes, the Senior Secured Notes, the Second-Priority Senior Secured Notes and the debentures has been classified as “Debt payable within one year” in the audited Consolidated Balance Sheets and related footnote disclosures. Also during the year ended December 31, 2018, we wrote-off $33 of unamortized debt issuance costs related to the going concern conclusion. These write-offs are included in “Interest expense, net” in the audited Consolidated Statements of Operations.

In connection with the Bankruptcy Petitions, Hexion LLC, the Company and certain subsidiaries of the Company entered into the $350 DIP ABL Facility and Hexion LLC, the Company and the Dutch Borrower entered into the $350 DIP Term Loan Facility. The Company received interim approval from the Bankruptcy Court to access $600 of the $700 permitted under the Credit Facilities. The proceeds of the DIP Term Loan Facility were used by the Dutch Borrower to make an intercompany loan to the Company, which the Company and certain of its subsidiaries used to repay amounts outstanding under the ABL Facility and for general corporate purposes, and availability under the DIP ABL Facility will be used to support outstanding letters of credit, working capital and for general corporate purposes. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Credit Facilities.
Covenant Compliance
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, in the case of our ABL Facility, the maintenance of a financial ratio (depending on certain conditions). Payment of borrowings under the ABL Facility and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing our ABL Facility includes the failure to pay principal and interest when due, a material breach of representations or warranties, events of bankruptcy, a change of control, and most covenant defaults. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.

Accordingly, the Company has concluded its financial condition, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings raise substantial doubt as to the Company’s ability to continue as a going concern. The audit report issued by the Company’s independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern included in Item 8 on this Annual Report on Form 10-K. The Bankruptcy Petitions constitute an event of default that accelerated the Company’s obligations under its ABL Facility and 6.625% First-Priority Senior Secured Notes, 10.00% First-Priority Senior Secured Notes, 10.375% First-Priority Senior Secured Notes, 13.75% Senior Secured Notes, 9.00% Second-Priority Senior Secured Notes, 9.2% debentures and 7.875% debentures (collectively, the “Notes”). The debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder are immediately due and payable; however, any efforts to enforce such payment obligations under these instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of these instruments are subject to the applicable provisions of the Bankruptcy Code.

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
Our ABL Facility, which is subject to a borrowing base does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters for which financial statements have been delivered. At December 31, 2018, our availability under the ABL Facility exceeded such levels; therefore, the minimum fixed charge ratio covenant did not apply.

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
The following table reconciles Net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under certain of our indentures for the period presented:

Year Ended December 31, 2018
Net loss	$(163)
Interest expense, net	365
Income tax expense	40
Depreciation and amortization	113
Accelerated depreciation	4
EBITDA	359
Adjustments to EBITDA:
Asset impairments and write-downs	32
Business realignment costs (1)	29
Realized and unrealized foreign currency losses	27
Gain on dispositions	(44)
Unrealized gains on pension and OPEB plan liabilities (2)	(13)
Transaction costs (3)	13
Other (4)	42
Cost reduction programs savings (5)	9
Adjusted EBITDA	$454
Pro forma fixed charges (6)	$318
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.43

(1)
Primarily represents costs related to headcount reduction expenses and plant rationalization costs related to in-process and recently completed cost reduction programs, termination costs and other costs associated with business realignments.

(2)	Represents non-cash gains from pension and postretirement benefit plan liability remeasurements.

(3)	Represents certain professional fees related to strategic projects.

(4)	Primarily includes retention program costs, business optimization expenses, management fees and expenses related to legacy liabilities.

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

(6)	Reflects pro forma interest expense based on interest rates at December 31, 2018.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing certain notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2018, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $165 at December 31, 2018).

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2018. Our contractual cash obligations consist of legal commitments at December 31, 2018 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2019	2020	2021	2022	2023	2024 and beyond	Total
Operating activities:
Purchase obligations (1)	$234	$117	$119	$44	$37	$314	$865
Interest on fixed rate debt obligations (2)	304	236	111	62	8	—	721
Interest on variable rate debt obligations (3)	9	3	1	1	1	—	15
Operating lease obligations	33	24	20	13	10	61	161
Funding of pension and other postretirement obligations (4)	30	28	28	28	29	—	143
Financing activities:
Long-term debt, including current maturities	3,706	34	2	1	—	6	3,749
Capital lease obligations	15	20	13	26	9	1	84
Total	$4,331	$462	$294	$175	$94	$382	$5,738

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

(2)	Based on contractual debt maturities at December 31, 2018. Future interest obligations will depend on the results of the Chapter 11 Cases, which are not known at this time.

(3)	Based on applicable interest rates in effect at December 31, 2018.

(4)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6.5% for the years 2019 – 2022 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2018. At December 31, 2018, we recorded unrecognized tax benefits and related interest and penalties of $145. We estimate that we will pay between $15 and $25 in 2019 for U.S. Federal, state and international income taxes. We expect non-capital environmental expenditures for 2019 through 2022 totaling $17. See Notes 9 and 13 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2018.

Critical Accounting Estimates
In preparing our financial statements in conformity with U.S. GAAP, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management to select the appropriate assumptions to determine these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, actual results may differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
Our most critical accounting policies, which reflect significant management estimates and judgment to determine amounts in our audited Consolidated Financial Statements, are as follows:
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued $50 and $52 at December 31, 2018 and 2017, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $41 to $96. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
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
Income Tax Assets and Liabilities and Related Valuation Allowances
On December 22, 2017, the United States enacted tax reform legislation that included a broad range of business tax provisions, including but not limited to a reduction in the U.S. federal tax rate from 35% to 21% as well as provisions that limit or eliminate various deductions or credits. The legislation also causes U.S. expenses, such as interest and general administrative expenses, to be taxed and imposes new taxes on U.S. cross-border payments. Furthermore, the legislation includes a one-time transition tax on accumulated foreign earnings and profits.
In response to the enactment of U.S. tax reform, the SEC issued guidance (referred to as “SAB 118”) to address the complexity in accounting for this new legislation. When the initial accounting for items under the new legislation is incomplete, the guidance allows companies to recognize provisional amounts when reasonable estimates can be made or to continue to apply the prior tax law if a reasonable estimate of the impact cannot be made. The SEC has provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we finalized our accounting during 2018.
While we have completed our accounting for the U.S. tax legislation, we recognized no net tax expense in our 2017 financial statements. We continue to evaluate the accounting impacts of the legislation, assemble and analyze the required information, and await additional guidance from the U.S. Treasury Department, the IRS, or other standard-setting bodies. Additionally, we continue to analyze other information and regulatory guidance. See Note 13 for further details on the impacts of U.S. tax reform.
At December 31, 2018, we had a valuation allowance of $547 against our deferred income tax assets. This valuation allowance is made up of a $413 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $134 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands.
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

 For 2018, previous losses in the U.S. and previous and current losses in certain foreign operations for recent periods continue to provide sufficient negative evidence requiring a full valuation allowance against the net federal, state, and foreign deferred tax assets. The Company’s risk of not being able to continue as a going concern further supports the maintenance of a full valuation allowance.
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
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2018 and 2017, we recorded unrecognized tax benefits and related interest and penalties of $145 and $129, respectively.

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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2018 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at		Increase / (Decrease)
	December 31, 2018
	PBO	ABO	2019 Expense
Assumption:
Increase in discount rate of 0.5%	$(69)	$(65)	$(3)
Decrease in discount rate of 0.5%	61	57	2
Increase in estimated return on assets of 1.0%	N/A	N/A	(6)
Decrease in estimated return on assets of 1.0%	N/A	N/A	6

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
Goodwill

Our reporting units include epoxy, phenolic specialty resins, oilfield, versatics and forest products. Our reporting units are generally one level below our operating segments for which discrete financial information is available and reviewed by segment management. However, components of an operating segment can be aggregated as one reporting unit if the components have similar economic characteristics. We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, taxes, capital spending and cash flows over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multi-year projections provides an estimate of fair value for the reporting unit. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the difference.
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
As of October 1, 2018 and 2017, the estimated fair value of each of our remaining reporting units was deemed to be substantially in excess of the carrying amount of assets and liabilities assigned to each unit. A 20% decrease in the EBITDA multiple or a 20% increase in the interest rate used to calculate the discounted cash flows would not result in any of our remaining reporting units failing the step one goodwill impairment test.
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
Recently Issued Accounting Standards
See Note 3 in Item 8 of Part II of this Annual Report on Form 10-K for a detailed description of recently issued accounting pronouncements.

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
Foreign Exchange Risk
Our international operations accounted for 56% and 58% of our sales in 2018 and 2017, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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
A 5% strengthening of the U.S. dollar against the primary currencies in which we conduct our non-U.S. operations in 2018 would generate an approximate $107 negative impact to our estimated net sales. Conversely, a 5% weakening of the U.S. dollar against the same currencies would benefit our estimated net sales by an equal amount.
Interest Rate Risk
The interest rates on approximately 97% of our outstanding debt are fixed. Assuming the amount of our variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2019 estimated debt service requirements by approximately $3.
Following is a summary of our outstanding debt as of December 31, 2018 and 2017 (see Note 8 in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2018 and 2017. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2018			2017
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2018				$125	7.5%	$125
2019	$3,716	8.2%	$2,646	11	7.5%	10
2020	49	6.7%	49	2,534	8.2%	2,206
2021	11	10.1%	11	83	10.6%	61
2022	24	10.1%	24	805	10.3%	725
2023	8	10.1%	8	189	7.2%	127
2024 and beyond	7	10.1%	7	1	10.8%	1
	$3,815		$2,745	$3,748		$3,255

We do not use derivative financial instruments in our investment portfolios. Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one investment. At December 31, 2018 and 2017, we had $31 and $9, respectively, invested at average rates of 4.1% and 5.3%, respectively, primarily in interest-bearing time deposits. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant; a 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income or cash flows for the years ended December 31, 2018 and 2017.
Commodity Risk
We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided approximately 10% of our raw material purchases in 2018, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15 and $18, respectively)	$128	$115
Accounts receivable (net of allowance for doubtful accounts of $16 and $19, respectively)	412	462
Inventories:
Finished and in-process goods	240	221
Raw materials and supplies	94	92
Current assets held for sale (see Note 12)	—	6
Other current assets	57	44
Total current assets	931	940
Investments in unconsolidated entities	19	20
Deferred income taxes (see Note 13)	—	8
Long-term assets held for sale (see Note 12)	—	2
Other long-term assets	34	49
Property and equipment:
Land	89	84
Buildings	285	291
Machinery and equipment	2,293	2,327
	2,667	2,702
Less accumulated depreciation	(1,826)	(1,778)
	841	924
Goodwill (see Note 6)	109	112
Other intangible assets, net (see Note 6)	27	42
Total assets	$1,961	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$384	$402
Debt payable within one year (see Note 8)	3,716	125
Interest payable	82	82
Income taxes payable	5	12
Accrued payroll and incentive compensation	52	47
Current liabilities associated with assets held for sale (see Note 12)	—	2
Other current liabilities	106	135
Total current liabilities	4,345	805
Long-term liabilities:
Long-term debt (see Note 8)	99	3,584
Long-term pension and postretirement benefit obligations (see Note 10)	221	262
Deferred income taxes (see Note 13)	15	11
Other long-term liabilities	195	177
Total liabilities	4,875	4,839
Commitments and contingencies (see Notes 8 and 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at December 31, 2018 and 2017	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(18)	(8)
Accumulated deficit	(3,125)	(2,964)
Total Hexion Inc. shareholders’ deficit	(2,912)	(2,741)
Noncontrolling interest	(2)	(1)
Total deficit	(2,914)	(2,742)
Total liabilities and deficit	$1,961	$2,097
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2018	2017	2016
Net sales	$3,797	$3,591	$3,438
Cost of sales	3,226	3,088	3,020
Gross profit	571	503	418
Selling, general and administrative expense	295	321	318
Gain on dispositions (see Note 12)	(44)	—	(240)
Asset impairments (see Note 3)	28	13	—
Business realignment costs (see Note 4)	29	52	55
Other operating expense, net	36	17	13
Operating income	227	100	272
Interest expense, net	365	329	310
Loss (gain) on extinguishment of debt	—	3	(48)
Other non-operating (income) expense, net	(12)	(12)	21
Loss before income tax and earnings from unconsolidated entities	(126)	(220)	(11)
Income tax expense (see Note 13)	40	18	38
Loss before earnings from unconsolidated entities	(166)	(238)	(49)
Earnings from unconsolidated entities, net of taxes	3	4	11
Net loss	(163)	(234)	(38)
Net loss attributable to noncontrolling interest	1	—	—
Net loss attributable to Hexion Inc.	$(162)	$(234)	$(38)
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2018	2017	2016
Net loss	$(163)	$(234)	$(38)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8)	33	(23)
Loss recognized from pension and postretirement benefits	(2)	(2)	(1)
Other comprehensive (loss) income	(10)	31	(24)
Comprehensive loss	(173)	(203)	(62)
Comprehensive loss attributable to noncontrolling interest	1	—	—
Comprehensive loss attributable to Hexion Inc.	$(172)	$(203)	$(62)
See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash flows used in operating activities
Net loss	$(163)	$(234)	$(38)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	115	131
Non-cash asset impairments and accelerated depreciation	32	27	129
Deferred tax expense (benefit)	12	(3)	2
Gain on dispositions (see Note 12)	(44)	—	(240)
Loss (gain) on sale of assets	6	(1)	7
Amortization of deferred financing fees	49	16	15
Loss (gain) on extinguishment of debt	—	3	(48)
Unrealized foreign currency losses (gains)	2	3	(52)
Unrealized (gains) losses on pension and postretirement benefit plan liabilities	(13)	(4)	34
Other non-cash adjustments	(2)	(5)	3
Net change in assets and liabilities:
Accounts receivable	24	(50)	(1)
Inventories	(31)	(10)	(8)
Accounts payable	(1)	19	27
Income taxes payable	8	9	17
Other assets, current and non-current	(15)	1	(22)
Other liabilities, current and non-current	—	(39)	24
Net cash used in operating activities	(23)	(153)	(20)
Cash flows (used in) provided by investing activities
Capital expenditures	(90)	(117)	(140)
Capitalized interest	—	(1)	(1)
Proceeds from dispositions, net	49	—	281
Cash received on buyer’s note	—	—	75
Investment in affiliates	—	—	(1)
Proceeds from sale of assets, net	1	8	5
Net cash (used in) provided by investing activities	(40)	(110)	219
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	10	21	(22)
Borrowings of long-term debt	540	1,429	644
Repayments of long-term debt	(468)	(1,251)	(856)
Long-term debt and credit facility financing fees	(1)	(25)	(1)
Net cash provided by (used in) financing activities	81	174	(235)
Effect of exchange rates on cash and cash equivalents	(5)	8	(4)
Increase (decrease) in cash and cash equivalents	13	(81)	(40)
Cash, cash equivalents and restricted cash at beginning of year	115	196	236
Cash, cash equivalents and restricted cash at end of year	$128	$115	$196
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$318	$302	$306
Income taxes, net of cash refunds	17	13	24
Non-cash investing activities:
Acceptance of buyer’s note (see Note 12)	—	—	75

See Notes to Consolidated Financial Statements

HEXION INC.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hexion Inc. Deficit	Non-controlling Interest	Total
Balance at December 31, 2015	$1	$526	$(296)	$(15)	$(2,692)	$(2,476)	$(1)	$(2,477)
Net loss	—	—	—	—	(38)	(38)	—	(38)
Other comprehensive loss	—	—	—	(24)	—	(24)	—	(24)
Balance at December 31, 2016	1	526	(296)	(39)	(2,730)	(2,538)	(1)	(2,539)
Net loss	—	—	—	—	(234)	(234)	—	(234)
Other comprehensive income	—	—	—	31	—	31	—	31
Balance at December 31, 2017	1	526	(296)	(8)	(2,964)	(2,741)	(1)	(2,742)
Net loss	—	—	—	—	(162)	(162)	(1)	(163)
Other comprehensive loss	—	—	—	(10)	—	(10)	—	(10)
Impact of change in accounting policy	—	—	—	—	1	1	—	1
Balance at December 31, 2018	$1	$526	$(296)	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)

See Notes to Consolidated Financial Statements

HEXION INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”), serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2018, the Company had 47 production and manufacturing facilities, with 21 located in the United States. The Company’s business is organized based on the products offered and the markets served. At December 31, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
The Company’s direct parent is Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (“Hexion Holdings”), the ultimate parent entity of Hexion. Hexion Holdings is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”).
As of December 31, 2018, the Company has elected not to apply push-down accounting of its parent’s basis as a result of the prior combination of Hexion and Momentive Performance Materials Inc. (“MPM”), a former subsidiary of Hexion Holdings.
Going Concern
The Company has concluded its financial condition and its projected operating results, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings raise substantial doubt as to the Company’s ability to continue as a going concern.
The Company has $1.9 billion of First Priority Senior Secured Notes maturing in April 2020. If 91 days prior to the scheduled maturity of these notes, more than $50 aggregate principal amount is outstanding, the Company’s senior secured asset-based revolving loan facility (the "ABL Facility"), would have accelerated and become immediately due and payable. Additionally, the Company has $0.6 billion of Second Priority Notes maturing in November 2020. Based on the Company’s current liquidity position, the acceleration of the ABL Facility and the Company’s Chapter 11 Cases (as discussed in Note 2), the Company’s current projections of operating results, cash flows and liquidity over the next twelve months are not expected to be sufficient to fund its most significant cash obligations necessary to continue as a going concern.
The accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has made certain adjustments to the Consolidated Financial Statements including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt (see Note 3). To address the risk of not being able to continue as a going concern, the Company has undertaken steps to restructure its balance sheet (see Note 2).
2. Chapter 11 Bankruptcy Filing (Subsequent Event)

Bankruptcy Petitions

On April 1, 2019 (the “Petition Date”), the Company, Hexion Holdings LLC, Hexion LLC and certain of the Company’s subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware, (the "Bankruptcy Court"). The Chapter 11 proceedings are being jointly administered under the caption In re Hexion Holdings LLC, No. 19-10684 (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Operation and Implications of the Bankruptcy Filing

The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the following debt instruments (the “Debt Instruments”):

•
Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 21, 2016, by and among Hexion LLC, the Company, certain subsidiaries of the Company, the lenders party thereto and the other parties thereto with respect to approximately $297 of borrowings outstanding, plus accrued and unpaid interest thereon;

•
Indenture, dated as of December 15, 1987, by and between the Company and The Bank of New York, as trustee, with respect to an aggregate principal amount of approximately $74 of 9.20% Debentures due 2021 and approximately $189 of 7.875% Debentures due 2023, in each case, plus accrued and unpaid interest thereon;

•
Indenture, dated as of November 5, 2010, by and among the Company, as successor issuer, Hexion Nova Scotia Finance, ULC, a Nova Scotia unlimited liability company, as the Nova Scotia issuer, certain subsidiaries of the Company and Wilmington Trust Company, as trustee, with respect to an aggregate principal amount of approximately $574 of 9.0% Second-Priority Senior Secured Notes due 2020 plus accrued and unpaid interest thereon;

•
Indenture, dated as of March 14, 2012, by and among the Company, as successor issuer, certain subsidiaries of the Company and Wilmington Trust, National Association, as trustee, with respect to an aggregate principal amount of approximately $1,550 of 6.625% First-Priority Senior Secured Notes due 2020 plus accrued and unpaid interest thereon;

•
Indenture, dated as of April 15, 2015, by and among the Company, certain subsidiaries of the Company and Wilmington Trust, National Association, as trustee, with respect to an aggregate principal amount of approximately $315 of 10.00% First-Priority Senior Secured Notes due 2020 plus accrued and unpaid interest thereon;

•
Indenture, dated as of February 8, 2017, by and among the Company, as successor issuer, certain subsidiaries of the Company and Wilmington Trust, National Association, as trustee, with respect to an aggregate principal amount of approximately $560 of 10.375% First-Priority Senior Secured Notes due 2022 plus accrued and unpaid interest thereon; and

•	The 1.5 Lien Indenture, with respect to an aggregate principal amount of approximately $225 of 13.75% Senior Secured Notes due 2022 plus accrued and unpaid interest thereon.

The Debt Instruments provide that as a result of the Bankruptcy Petitions the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

The accompanying Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Debtors ability to comply with the financial and other covenants contained in the DIP ABL Facility described below, the development of, and the Bankruptcy Court’s approval of, a Chapter 11 plan and the Debtors ability to successfully implement a restructuring plan and obtain new financing, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company also expects to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date. The Company has retained, subject to Court approval, legal and financial professionals to advise the Company in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Court approval to retain additional professionals as deemed necessary.

Debtor-in-Possession Financing

Credit Facilities

In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, Hexion LLC (“Holdings”), the Company and certain of its subsidiaries (collectively, the “Borrowers”), the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and JPMorgan, as collateral agent (the “DIP ABL Collateral Agent”), entered into an amended and restated senior secured debtor-in-possession asset-based revolving credit agreement (the “DIP ABL Facility”), which amended and restated the Company’s existing asset-based revolving credit agreement (the “ABL Facility”) among Holdings, the Company, the Borrowers, the lenders party thereto, JPMorgan, as administrative agent, and JPMorgan, as collateral agent. The DIP ABL Facility is currently being syndicated and certain terms, including pricing, are subject to change.
The DIP ABL Facility has an 18-month term unless, prior to the end of such 18 month period, a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, in which case, the DIP ABL Facility will terminate on the date of such confirmation. Availability under the ABL Facility is $350, which is limited to $250 prior to the date that the Bankruptcy Court issues a final order approving the DIP ABL Facility. The DIP ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
The DIP ABL Facility bears interest based on, at the Company’s option, an adjusted LIBOR rate plus an applicable margin of 2.00% to 2.50% based on excess availability or an alternate base rate plus an applicable margin of 1.00% to 1.50% based on excess availability. In addition to paying interest on outstanding principal under the DIP ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage.
The DIP ABL Facility has a minimum liquidity covenant of $35 tested at the close of each business day.
The DIP ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “DIP ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than DIP ABL Priority Collateral (the “DIP Term Loan Priority Collateral”), in each case subject to certain exceptions and permitted liens.

DIP Term Loan Facility
In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, the Company entered into a New York law-governed senior secured term loan agreement (the “DIP Term Loan Facility”) among Holdings, the Company, Hexion International Holdings B.V. (the “Dutch Borrower”), the lenders party thereto and JPMorgan, as administrative agent and collateral agent (the “Term Loan Agent”). The proceeds of the DIP Term Loan Facility were loaned by the Term Borrower to the Company pursuant to an intercompany loan agreement (the “Intercompany Loan Agreement”) and were used in part to repay in full the outstanding obligations under the ABL Facility. The DIP Term Loan Facility is currently being syndicated and certain terms, including pricing and tenor, are subject to change.
The DIP Term Loan Facility has an 18-month term unless, prior to the end of such 18 month period, a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, in which case, the DIP Term Loan Facility will terminate on the date of such confirmation. The amount committed and made available under the DIP Term Loan Facility is $350. The DIP Term Loan Facility bears interest based on, at the Company’s option, an adjusted LIBOR rate plus an applicable margin yet to be determined or an alternate base rate plus an applicable margin yet to be determined.
The DIP Term Loan Facility has a minimum liquidity covenant of $35 tested at the close of each business day.
The security arrangements for the DIP Term Loan Facility include a Dutch-law governed pledge over the equity of the Dutch Borrower’s direct subsidiary Hexion Holding B.V., a Dutch-law governed pledge over the Dutch Borrower’s rights and interest under the Intercompany Loan Agreement and first-priority liens on the unencumbered equity interests directly owned by, and all other unencumbered tangible and intangible property that is neither Notes Priority Collateral nor ABL Priority Collateral (as such terms are defined in the Company’s existing ABL Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan, as the ABL facility collateral agent, Wilmington Trust, National Association, as applicable first-lien agent and first-lien collateral agent, the Company and its subsidiaries party thereto) of, the Debtors, in each case subject to certain exceptions and permitted liens.

Restructuring Support Agreement

On April 1, 2019, the Debtors entered into a Restructuring Support Agreement (the “Support Agreement”) with equityholders that beneficially own more than a majority of the Company’s outstanding equity (the “Consenting Sponsors”) and creditors holding more than a majority of the aggregate outstanding principal amount of each of the Company’s 1L Notes, 1.5L Notes, 2L Notes and Unsecured Notes (each as defined in the Support Agreement) (the “Consenting Creditors” and, together with the Consenting Sponsors, the “Consenting Parties”). The Support Agreement incorporates the economic terms regarding a restructuring of the Debtors agreed to by the parties reflected in a term sheet attached as Exhibit A to the Support Agreement. The restructuring transactions will be effectuated through a plan of reorganization (the “Plan”) to be proposed by the Debtors.

Pursuant to the Support Agreement, each of the Debtors and the Consenting Parties has made certain customary commitments to each other. The Debtors have agreed to, among other things, use commercially reasonable efforts to make all requisite filings with the Bankruptcy Court (as defined below) and continue to involve and update the Consenting Creditors’ representatives in the bankruptcy process; respond to diligence requests from certain of the Consenting Creditors’ representatives; and satisfy certain other covenants set forth in the Support Agreement. The Consenting Parties have committed to support and vote for the Plan and have agreed to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of such support.

The Support Agreement contains milestones for the progress of the Chapter 11 Cases (the “Milestones”), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Debtors’ emergence from bankruptcy. Among other dates set forth in the Support Agreement, the agreement contemplates that the Bankruptcy Court shall have entered the Disclosure Statement Order (as defined therein) no later than 90 days after April 1, 2019 and that the Company shall have emerged from bankruptcy no later than 150 days after April 1, 2019, both of which are subject to an extension of up to the number of days (not to exceed 35 days) by which the Company’s deadline to file its schedules of assets and liabilities and statements of financial affairs is extended beyond 45 days, in the event the Company receives such an extension from the Bankruptcy Court.

Each of the parties to the Support Agreement may terminate the agreement (and thereby their support for the Plan) under certain limited circumstances. Any Debtor may terminate the Support Agreement upon, among other circumstances:

•	its board of directors, after consultation with legal counsel, determining in good faith that performance under the Support Agreement would be inconsistent with its fiduciary duties;

•
the failure of Consenting Creditors to hold, in the aggregate, at least 66 2/3% of the aggregate principal amount outstanding of each of the (a) 1L Notes, (b) 1.5L Notes, and (c) 2L Notes and the Unsecured Notes, in each case, at any time after April 5, 2019; and

•	certain actions by the Bankruptcy Court, including dismissing the Chapter 11 Cases or converting the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.

The Consenting Parties also have specified termination rights, including certain termination rights similar to the Debtors. The Consenting Creditors’ termination rights may be exercised by the Required Consenting First Lien Noteholders, the Required Consenting 1.5L Noteholders or the Required Consenting Crossholder Noteholders (each as defined in the Support Agreement). Additionally, such parties may terminate the Support Agreement upon any acceleration or termination of the Credit Facilities or if any of the Milestones have not been achieved, extended, or waived within three business days after such Milestone.
The Support Agreement is subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.
Significant Bankruptcy Court Actions

Following the Commencement Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay certain pre-petition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors, honor insurance-related obligations, and pay certain pre-petition taxes and related fees on a final basis, and approved the Credit Facilities on an interim basis. The Bankruptcy Court will hold a hearing to consider approval of the Credit Facilities on a final basis on May 1, 2019.
3. Summary of Significant Accounting Policies
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
The Company’s unconsolidated investments accounted for under the equity method of accounting include the following as of December 31, 2018:

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
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction losses of $30, losses of $4 and gains of $10 for the years ended December 31, 2018, 2017, and 2016, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.” As a result of the Company’s going concern conclusion (see Note 1), as of December 31, 2018 the Company no longer asserts permanent investment on any of its intercompany loans payable and receivable, and therefore any future foreign currency gains and losses on these loans will be included as a component of “Net loss.”
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

Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, the Company had interest-bearing time deposits and other cash equivalent investments of $31 and $9, respectively. The Company’s restricted cash balances of $15 and $18 as of December 31, 2018 and 2017, respectively represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” Following the adoption of ASU 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance of the Consolidated Statements of Cash Flows.
The following table includes the impact of the adoption of ASU 2016-18 on the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016:

Consolidated Statements of Cash Flows
	For the year ended December 31, 2017
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cash flows used in investing activities
Change in restricted cash	$1	$(1)	$—
Net cash used in investing activities	(109)	(1)	(110)

Effect of exchange rates on cash and cash equivalents	6	2	8
Change in cash and cash equivalents	(82)	1	(81)
Cash, cash equivalents and restricted cash at beginning of period	179	17	196
Cash, cash equivalents and restricted cash at end of period	$97	$18	$115

Consolidated Statements of Cash Flows
	For the year ended December 31, 2016
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cash flows used in investing activities
Change in restricted cash	$(9)	$9	$—
Net cash used in investing activities	210	9	219

Effect of exchange rates on cash and cash equivalents	(4)	—	(4)
Change in cash and cash equivalents	(49)	9	(40)
Cash, cash equivalents and restricted cash at beginning of period	228	8	236
Cash, cash equivalents and restricted cash at end of period	$179	$17	$196
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or net realizable value using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $9 at both December 31, 2018 and 2017.
Deferred Expenses—Deferred debt financing costs are included in “Long-term debt” in the Consolidated Balance Sheets, with the exception of deferred financing costs related to revolving line of credit arrangements, which are included in “Other long-term assets” in the Consolidated Balance Sheets. These costs are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2017, the Company’s unamortized deferred financing costs included in “Other long-term assets” were $8, and unamortized deferred financing costs included in “Long-term debt” were $41.

During the year ended December 31, 2018, the Company wrote off unamortized deferred debt financing costs of $29 included in “Long-term debt” and $4 included in “Other long-term assets” as a result of the Company’s substantial doubt about its ability to continue as a going concern for the next twelve months (see Note 1) and the resulting reclassification of all outstanding debt related to the ABL Facility and the Senior Secured Notes and debentures to “Debt payable within one year’ in the Consolidated Balance Sheets (see Note 8). These write-offs are included in “Interest expense, net” in the Consolidated Statements of Operations.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $103, $103 and $119 for the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, for the years ended December 31, 2018, 2017, and 2016, $4, $14, and $129, respectively, of accelerated depreciation was recorded as a result of shortening the estimated useful lives of certain long-lived assets related to planned facility rationalizations. Lastly, for the years ended December 31, 2018, 2017, and 2016, “Capitalized expenditures” in the Consolidated Statements of Cash Flows were increased by $5, increased by $2 and increased by $4, respectively, to reflect the change in invoiced but unpaid capital expenditures at each respective year-end as a non-cash investing activity.
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
Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows or other relevant observable measures. The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the estimated fair value of each reporting unit with goodwill to its carrying value to determine if there is an indication that a potential impairment may exist.
Long-Lived Assets and Amortizable Intangible Assets
During the year ended December 31, 2018, the Company recorded long-lived asset impairments of $28, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 4). There were no long-lived asset impairments recorded during the years ended December 31, 2017 and 2016.
Goodwill
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, the Company uses a probability weighted market and income approach to estimate the fair value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the difference.

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
As of October 1, 2018 and 2017, the estimated fair value of each of the Company’s remaining reporting units was deemed to be in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit.
Assets and Liabilities Held for Sale - The assets and liabilities at December 31, 2017 related to the sale of the Company’s Additive Technology Group business (“ATG”), which was completed in January 2018, were classified as “Current assets held for sale”, “Long-term assets held for sale”, and “Current liabilities associated with assets held for sale” within the Consolidated Balance Sheets. See Note 11 for more information.
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
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. At December 31, 2018, a contract asset balance of $11 is recorded within “Other current assets” with a corresponding decrease of $9 recorded within “Finished and in-process goods” in the Consolidated Balance Sheet. Refer to Note 15 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $53, $58 and $59 for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred “Business realignment costs” totaling $29, $52 and $55 for the years ended December 31, 2018, 2017, and 2016, respectively. For the years ended December 31, 2018 and 2017, these costs primarily included costs related to in-process cost reduction programs and certain in-process and recently completed facility rationalizations. For the year ended December 31, 2016, these costs primarily included costs related to the rationalization at our Norco, LA manufacturing facility and costs related to certain cost reduction programs.
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

The MTM adjustments were a gain of $13, gain of $4 and a loss of $34 for the years ended December 31, 2018, 2017 and 2016, respectively, and are recognized in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 13).
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
The Company monitors changes in tax laws and reflects the impact of tax law changes in the period of enactment. See Note 13 for additional information on how the Company recorded the impacts of the U.S. tax reform.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2018 through the date of issuance of its Consolidated Financial Statements. Additionally, see Note 2 and Note 17 for further information around subsequent events.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2018 and 2017 are not significant.
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
Recently Issued Accounting Standards
Newly Issued Accounting Standards
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term and provide enhanced disclosures. The guidance is effective for annual and interim periods beginning on or after December 15, 2018. The Company adopted ASU 2016-02 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. The Company is substantially complete with the development of reporting and disclosure processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in January 2019. The Company will record right-of-use assets and offsetting lease liabilities of $95 to $115 on the Company’s Balance Sheet upon adoption of the standard.

In February 2018, the FASB issued Accounting Standards Board Update No. 2018-02: Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 was issued in response to the United States tax reform legislation, the Tax Cuts and Jobs Act (“Tax Reform”), enacted in December 2017. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new tax legislation. The guidance is effective for annual and interim periods beginning on or after December 15, 2018, and early adoption is permitted. The Company has assessed the potential impact of ASU 2018-02 on its financial statements and does not expect it to have a material impact on its financial statements.
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
The Company adopted ASU 2014-09 as of January 1, 2018 utilizing a modified retrospective approach, which resulted in a cumulative adjustment to “Accumulated deficit” of $1 on the date of adoption. ASU 2014-09 was applied to all open contracts as of the date of adoption and resulted only in timing differences for recognition of certain revenue items. The cumulative effects of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventory	$221	$(11)	$210
Other current assets	44	12	56

Deficit
Accumulated deficit	(2,964)	1	(2,963)
In accordance with the new revenue standard requirements, the impact of adoption on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets were as follows:

Consolidated Statements of Operations
	For the year ended December 31, 2018
	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Net sales	$3,797	$3,797	$—
Cost of sales	3,226	3,227	(1)
Gross profit	571	570	1

Consolidated Balance Sheets
	Balance at December 31, 2018
Assets	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Inventory	$240	$249	$(9)
Other current assets	57	46	11

Deficit
Accumulated deficit	(3,125)	(3,127)	2

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
In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 also requires supplemental disclosure regarding the nature of restrictions on a company’s cash and cash equivalents, such as the purpose and terms of the restriction, expected duration of the restriction and the amount of cash subject to restriction. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company retrospectively adopted ASU 2016-18 as of January 1, 2018. As a result of adopting ASU 2016-18, the beginning and ending cash balances within the Consolidated Statements of Cash Flows now include restricted cash as of December 31, 2018 and 2017. The impact of the adoption of this standard on the Company’s Consolidated Statements of Cash Flows is disclosed above in the cash and cash equivalents section of this footnote.
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
In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-07 as of January 1, 2018. The components of the net (benefit) cost are shown in Note 10.
The impact of these pension and OPEB accounting policy changes were applied through retrospective adoption of the new ASU 2017-07 to all periods presented. Accordingly, all relevant information for the year ended December 31, 2018 and all prior periods have been adjusted to reflect the application of the changes.

Consolidated Statements of Operations for the year ended December 31, 2017:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales	$3,090	$(2)	$3,088
Gross profit	501	2	503
Selling, general and administrative expense	307	14	321
Operating income	112	(12)	100
Other non-operating (income) expense, net	—	(12)	(12)

Consolidated Statements of Operations for the year ended December 31, 2016:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales	$3,038	$(18)	$3,020
Gross profit	400	18	418
Selling, general and administrative expense	328	(10)	318
Operating income	244	28	272
Other non-operating (income) expense, net	(7)	28	21

In January 2017, the FASB issued Accounting Standards Board Update No. 2017-04: Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04”) as part of the FASB simplification initiative. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminated Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, which is Step 1 of the goodwill impairment test. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for goodwill impairment tests performed after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 during the third quarter 2017. See Note 6 for more information.
4. Restructuring and Business Realignment

Restructuring Activities

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The total one-time cash costs expected to be incurred for these restructuring activities are estimated at $27, consisting primarily of workforce reduction costs.

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Total restructuring costs expected to be incurred	$14	$9	$4	$27
Restructuring costs incurred through December 31, 2018	$13	$8	$4	$25

Accrued liability at December 31, 2017	$11	$3	$3	$17
Restructuring charges	1	3	1	5
Payments	(10)	(4)	(2)	(16)
Accrued liability at December 31, 2018	$2	$2	$2	$6

Oilfield

During the first quarter of 2018, the Company indefinitely idled an oilfield manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was shifted to another facility within the oilfield manufacturing group. This represented a triggering event resulting in an impairment evaluation of the fixed and intangible assets within the U.S. oilfield asset group. As a result, an asset impairment of $20 was recorded in the first quarter of 2018 related to the fixed assets at the idled manufacturing facility. In addition, the remaining U.S. oilfield asset group was evaluated for impairment utilizing a discounted cash flow approach, resulting in an additional impairment of $5 that was recorded during the first quarter of 2018 related to an existing customer relationship intangible asset. Overall, the Company incurred $25 of total impairment related to these assets, which is included in “Asset impairments” in the Consolidated Statements of Operations for the year ended December 31, 2018.

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
5. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the years ended December 31, 2018, 2017, and 2016.
During each of the years ended December 31, 2018, 2017, and 2016, the Company recognized expense under the Management Consulting Agreement of $3. This amount is included in “Other operating expense, net” in the Company’s Consolidated Statements of Operations.
Transactions with MPM
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, the Company provided to MPM, and MPM provided to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement established certain criteria upon which the costs of such services are allocated between the Company and MPM. The Shared Services Agreement was renewed for one year starting October 2018, subject to termination rights of each of the Company or MPM, without cause, on not less than 30 days’ written notice.
On February 11, 2019, MPM provided notice of its intention to terminate the Shared Services Agreement, effective March 14, 2019. The termination triggers a period of up to 14 months during which time the parties will work together to facilitate an orderly transition of services provided under the Shared Services Agreement.
Pursuant to the Shared Services Agreement, the below table summarizes the transactions between the Company and MPM:

	Year Ended December 31,
	2018	2017	2016
Total cost pool - Hexion (1)	$28	$48	$63
Total cost pool - MPM (1)	21	38	50
(1)    Included in the cost pools during the years ended December 31, 2018, 2017, and 2016, were net billings from Hexion to MPM of $14, $26, and $30, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation. The allocation percentages for Hexion and MPM, respectively, were 57% and 43% in 2018 and 56% and 44% in 2017 and 2016. The scope of services and allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.

	Year Ended December 31,
	2018	2017
Accounts receivable from MPM	$2	$3

Sales and Purchases of Products and Services with MPM
The Company also sells products to, and purchases products from, MPM. During each of the years ended December 31, 2018, 2017 and 2016, the Company sold less than $1 of products to MPM. During the years ended December 31, 2018, 2017, and 2016, the Company earned $1 from MPM as compensation for acting as distributor of products. Refer to the below table for the summary of the purchases of products with MPM:

	Year ended December 31,
	2018	2017	2016
Purchases from MPM	$32	$24	$27

	Year ended December 31,
	2018	2017
Accounts payable to MPM	$3	$2
Purchases and Sales of Products and Services with Affiliates Other than MPM
The Company sells products to and purchases raw materials and services from various Apollo affiliates other than MPM. These sales were $2, $4, and $6 for the years ended December 31, 2018, 2017, and 2016. Accounts receivable from these affiliates were less than $1 at both December 31, 2018 and 2017. There were no purchases for the years ended December 31, 2018 and 2017 and purchases of less than $1 for the year ended December 31, 2016. The Company had no accounts payable to these affiliates at December 31, 2018 and 2017.
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its other joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Year ended December 31,
	2018	2017	2016
Sales to joint ventures	$9	$17	$43
Purchases from joint ventures	6	14	17

	Year ended December 31,
	2018	2017
Accounts receivable from joint ventures	$2	$6
Accounts payable to joint ventures	<1	1
In addition to the joint ventures disclosed above, the Company had a loan receivable of $7 and $6 at December 31, 2018 and 2017 from its unconsolidated forest products joint venture in Russia.
6. Goodwill and Intangible Assets
The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2018 and 2017:

	2018				2017
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value (1)
Epoxy, Phenolic and Coating Resins	$111	$(70)	$—	$41	$111	$(70)	$1	$42
Forest Products Resins	80	—	(12)	68	81	—	(10)	71
Total	$191	$(70)	$(12)	$109	$192	$(70)	$(9)	$113

(1)	Includes $1 of goodwill related to the ATG Business, within the Forest Products Resins segment, included in “Long-term assets held for sale” in the Consolidated Balance Sheets.

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2018 and 2017 are as follows:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
Goodwill balance at December 31, 2016	$54	$67	$121
Goodwill impairment	(13)	—	(13)
Foreign currency translation	1	4	5
Goodwill balance at December 31, 2017 (1)	42	71	113
Divestitures	—	(1)	(1)
Foreign currency translation	(1)	(2)	(3)
Goodwill balance at December 31, 2018	$41	$68	$109

(1)	Includes $1 of goodwill related to the ATG Business, within the Forest Products Resins segment, included in “Long-term assets held for sale” in the Consolidated Balance Sheets.
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
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2018 and 2017:

	2018				2017
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$112	$—	$(100)	$12	$112	$—	$(97)	$15
Customer lists and contracts	109	(22)	(83)	4	109	(17)	(79)	13
Other	25	—	(14)	11	25	—	(11)	14
Total	$246	$(22)	$(197)	$27	$246	$(17)	$(187)	$42
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
In 2018, as a result of the indefinite idling of an oilfield manufacturing facility with the Epoxy, Phenolic and Coating Resins segment, the remaining U.S. oilfield asset group was evaluated for impairment utilizing a discounted cash flow approach, resulting in an additional impairment of $5 that was recorded during the first quarter of 2018 related to an existing customer relationship intangible asset, which is included in “Asset impairments” in the Consolidated Statements of Operations for the year ended December 31, 2018.
Total intangible amortization expense for the years ended December 31, 2018, 2017, and 2016 was $10, $12 and $12, respectively.
Estimated annual intangible amortization expense for 2019 through 2023 is as follows:

2019	$6
2020	6
2021	2
2022	2
2023	1

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

Recurring Fair Value Measurements
As of December 31, 2018, the Company had derivative liabilities related to foreign exchange, electricity and natural gas contracts of less than $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2018 and 2017.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2018 and 2017, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount(1)	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2018
Debt	$3,815	$—	$2,679	$66	$2,745
December 31, 2017
Debt	$3,750	$—	$3,206	$49	$3,255

(1)	Debt carrying amounts exclude unamortized deferred debt issuance costs of $41 at December 31, 2017.

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

8. Debt and Lease Obligations
Debt outstanding at December 31, 2018 and 2017 is as follows:

	2018		2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$137	$81	$—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (includes $2 of unamortized debt premium at December 31, 2017)	—	1,550	1,552	—
10.00% First-Priority Senior Secured Notes due 2020	—	315	315	—
10.375% First-Priority Secured Notes due 2022	—	560	560	—
13.75% Senior Secured Notes due 2022	—	225	225	—
9.00% Second-Priority Senior Secured Notes due 2020	—	574	574	—
Debentures:
9.2% debentures due 2021	—	74	74	—
7.875% debentures due 2023	—	189	189	—
Other Borrowings:
Australia Facility due 2021 at 4.8% and 4.6% at December 31, 2018 and 2017, respectively	30	4	—	50
Brazilian bank loans at 10.0% and 9.9% at December 31, 2018 and 2017, respectively	12	41	9	34
Lease obligations	56	10	44	5
Other at 5.3% and 5.0% at December 31, 2018 and 2017, respectively	1	37	2	36
Unamortized debt issuance costs	—	—	(41)	—
Total	$99	$3,716	$3,584	$125

As discussed in Note 1, the Company believes there is substantial doubt about its ability to continue as a going concern for the next twelve months, including its ability to fund its debt service obligations. The inability of the Company to fund such debt service obligations is an event of default under the ABL Facility (described below) and under the indentures that govern the Company’s notes. As such, all outstanding debt as of December 31, 2018 related to the ABL Facility, the Senior Secured Notes and Debentures has been classified as “Debt payable within one year” in the Consolidated Balance Sheets and related footnote disclosures. Also during the year ended December 31, 2018, the Company wrote-off $29 of unamortized debt issuance costs related to the going concern conclusion. See Note 3 for further information.

The Bankruptcy Petitions constitute an event of default that accelerated the Company’s obligations under its ABL Facility and 6.625% First-Priority Senior Secured Notes, 10.00% First-Priority Senior Secured Notes, 10.375% First-Priority Senior Secured Notes, 13.75% Senior Secured Notes, 9.00% Second-Priority Senior Secured Notes, 9.2% debentures and 7.875% debentures. These debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder are immediately due and payable; however, any efforts to enforce such payment obligations under these instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of these instruments are subject to the applicable provisions of the Bankruptcy Code.

Debtor-in-Possession Financing

In connection with the Bankruptcy Petitions, on April 3, 2019, the Company, Hexion LLC and certain of its subsidiaries entered into the DIP ABL Facility and the DIP Term Loan Facility, as further described in Note 2.
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
The ABL Facility bears interest at a floating rate based on, at the Company's option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2018, the applicable margin for LIBOR rate loans was 2.25% and for alternate base rate loans was 1.25%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio for the most recent four consecutive fiscal quarters of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters in which financial statements have been delivered. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens. Available borrowings under the ABL Facility were $165 as of December 31, 2018, and there were $137 of outstanding borrowings and $48 of outstanding letters of credit under the ABL Facility as of December 31, 2018.
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
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $7 revolving credit facility of which there were no outstanding borrowings at December 31, 2018 and 2017. In February 2018, the Company extended its Australian Term Loan Facility through January 2021.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of manufacturing facilities.
The Company’s lease obligations classified as debt on the Consolidated Balance Sheets include capital leases and sale leaseback financing transactions, which range from one to fifteen year terms for equipment, pipeline, land and buildings.
The Company’s other debt obligations represent various international credit facilities in China, Colombia and Korea to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2018.

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
As of December 31, 2018 and 2017, the Company did not satisfy the Adjusted EBITDA to fixed charges incurrence test contained within the indentures that govern our 6.625% First-Priority Senior Secured Notes, 10.00% First Lien Notes, the New First Lien Notes, New Senior Secured Notes and 9.00% Second-Priority Senior Secured Notes. As a result, the Company is subject to restrictions on its ability to incur additional indebtedness or to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under the ABL Facility (available borrowings of which were $165 at December 31, 2018).
Scheduled Maturities
Aggregate maturities of debt, minimum payments under capital leases and minimum rentals under operating leases at December 31, 2018 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2019	$3,706	$33	$15
2020	34	24	20
2021	2	20	13
2022	1	13	26
2023	—	10	9
2024 and thereafter	6	61	1
Total minimum payments	$3,749	$161	84
Less: Amount representing interest			(18)
Present value of minimum payments			$66
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $33, $30, and $32 for each of the years ended December 31, 2018, 2017 and 2016, respectively.
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2018 and 2017:

	Liability		Range of Reasonably Possible Costs as of 12/31/18
Site Description	December 31, 2018	December 31, 2017	Low	High
Geismar, LA	$13	$14	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	2	2	6
Equal to or greater than 1%	5	6	5	14
Currently-owned	6	4	4	11
Formerly-owned:
Remediation	22	26	20	39
Monitoring only	1	—	1	4
Total	$50	$52	$41	$96

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both December 31, 2018 and 2017, $11 has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2018:
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
Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of 20 years. The range of possible outcomes is discounted in a similar manner. The undiscounted liability, which is expected to be paid over the next 20 years, is approximately $16. Over the next five years, the Company expects to make ratable payments totaling $5.
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with our former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The Company signed a settlement agreement in 2016 with the current site owner and a past site owner, pursuant to which the Company paid $10 for past remediation costs and accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $13. The final costs to the Company will depend on natural variations in remediation cots, including unforeseen circumstances, agency requests, new contaminants of concern and the ongoing financial viability of the other PRPs.
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

Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $3 at December 31, 2018 and 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2018 and 2017, $2 has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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

Year	Minimum Annual Purchase Commitments
2019	$234
2020	117
2021	119
2022	44
2023	37
2024 and beyond	314
Total minimum payments	865
Less: Amount representing interest	(102)
Present value of minimum payments	$763
10. Pension and Non-Pension Postretirement Benefit Plans
The Company sponsors defined benefit pension plans covering certain U.S. associates and certain non-U.S. associates primarily in Netherlands, Germany, Canada and Belgium. Benefits under these plans are generally based on eligible compensation and / or years of credited service. Retirement benefits in other foreign locations are primarily structured as defined contribution plans. During 2009, the Company implemented a change in its U.S. retirement benefits to shift to a defined contribution platform. Benefits under the defined benefit U.S. pension plan were frozen and the Company added an annual Company contribution to the U.S. defined contribution plan for eligible participants. Effective March 1, 2018, the Canadian pension plan was frozen to new entrants.
The Company also provides non-pension postretirement benefit plans to certain U.S. associates, to Canadian associates, to Brazilian associates and to certain associates in the Netherlands. The U.S. benefit primarily consists of a life insurance benefit for a grandfathered group of retirees, for which premiums are paid by the Company. Effective December 31, 2018, this life insurance benefit was transferred to MetLife, which moved the liability from Hexion to MetLife. The Canadian plans provide retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees that contributed towards coverage while actively employed with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company. The Netherlands’ plan provides a lump sum payment at retirement for grandfathered associates.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$238	$636	$242	$548	$5	$11	$6	$10
Service cost	3	17	3	16	—	—	—	—
Interest cost	7	10	7	9	—	1	—	1
Actuarial (gains) losses	(12)	(38)	6	(6)	(1)	2	(1)	—
Foreign currency exchange rate changes	—	(32)	—	77	—	(1)	—	—
Benefits paid	(17)	(11)	(17)	(11)	—	—	—	—
Plan settlements	—	—	—	2	(4)	—	—	—
Expenses paid from assets	(3)	—	(3)	—	—	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Benefit obligation at end of year	$216	$583	$238	$636	$—	$13	$5	$11
Change in Plan Assets
Fair value of plan assets at beginning of year	$213	$412	$207	$349	$—	$—	$—	$—
Actual return on plan assets	(8)	(1)	26	4	—	—	—	—
Foreign currency exchange rate changes	—	(20)	—	48	—	—	—	—
Employer contributions	—	23	—	21	5	—	1	—
Benefits paid	(17)	(11)	(17)	(11)	—	—	(1)	—
Expenses paid from assets	(3)	—	(3)	—	—	—	—	—
Plan settlements	—	—	—	—	(5)	—	—	—
Employee contributions	—	1	—	1	—	—	—	—
Fair value of plan assets at end of year	185	404	213	412	—	—	—	—
Funded status of the plan at end of year	$(31)	$(179)	$(25)	$(224)	$—	$(13)	$(5)	$(11)

	Pension Benefits				Non-Pension Postretirement Benefits
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Noncurrent assets	$—	$—	$—	$1	$—	$—	$—	$—
Other current liabilities	—	(5)	—	(5)	—	(1)	—	(1)
Long-term pension and post employment benefit obligations	(31)	(174)	(25)	(220)	—	(12)	(5)	(10)
Accumulated other comprehensive loss	—	—	—	—	(2)	—	(2)	1
Net amounts recognized	$(31)	$(179)	$(25)	$(224)	$(2)	$(13)	$(7)	$(10)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net prior service cost (benefit)	$1	$(1)	$1	$(1)	$—	$1	$—	$2
Deferred income taxes	(1)	1	(1)	1	(2)	(1)	(2)	(1)
Net amounts recognized	$—	$—	$—	$—	$(2)	$—	$(2)	$1
Accumulated benefit obligation	$216	$548	$238	$587
Accumulated benefit obligation for funded plans	216	380	238	393
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$216	$187	$238	$615
Aggregate accumulated benefit obligation	216	181	238	567
Aggregate fair value of plan assets	185	12	213	391
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$216	$584	$238	$615
Aggregate fair value of plan assets	185	403	213	391
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.
The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions.
Following are the components of net pension and postretirement expense (benefit) recognized for the years ended December 31, 2018, 2017 and 2016:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Service cost	$3	$3	$3	$17	$16	$14
Interest cost on projected benefit obligation	7	7	8	10	9	10
Expected return on assets	(14)	(13)	(14)	(13)	(11)	(10)
Amortization of prior service cost (benefit)	—	—	1	—	(1)	(1)
Unrealized actuarial loss (gain)	11	(6)	1	(26)	1	35
Net expense (benefit)	$7	$(9)	$(1)	$(12)	$14	$48

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Interest cost on projected benefit obligation	$—	$—	$—	$1	$1	$1
Amortization of prior service benefit	—	—	(1)	—	—	—
Unrealized actuarial (gain) loss	—	(1)	—	2	1	(1)
Net (benefit) expense	$—	$(1)	$(1)	$3	$2	$—

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
The weighted average rates used to determine the benefit obligations were as follows at December 31, 2018 and 2017:

	Pension Benefits				Non-Pension Postretirement Benefits
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.1%	1.9%	3.5%	1.9%	4.1%	6.3%	3.2%	5.3%
Rate of increase in future compensation levels	—	2.3%	—	2.4%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	6.4%	6.2%	6.6%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	4%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2029	2040	2029	2023
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31, 2018, 2017 and 2016:

	Pension Benefits						Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.5%	3.9%	4.1%	1.9%	1.9%	2.3%	3.2%	3.4%	3.4%	5.3%	6.1%	5.5%
Rate of increase in future compensation levels	—	—	—	2.4%	2.4%	2.4%	—	—	—	—	—	—
Expected long-term rate of return on plan assets	6.7%	6.7%	6.7%	3.1%	2.9%	3.1%	—	—	—	—	—	—
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

	Actual		Target 2018
	2018	2017
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	32%	34%	35%
Debt securities	55%	55%	55%
Cash, short-term investments and other	13%	11%	10%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	19%	22%	20%
Debt securities	78%	76%	80%
Cash, short-term investments and other	3%	2%	—%
Total	100%	100%	100%
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

Certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy.

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements Using
	2018				2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds (1)	$—	$33	$—	$33	$—	$38	$—	$38
Small/mid cap equity funds (1)	—	5	—	5	—	6	—	6
International equity funds (1)	—	22	—	22	—	30	—	30
Fixed income securities (1)	—	102	—	102	—	116	—	116
Cash equivalents (2)	—	3	—	3	—	6	—	6
	$—	$165	$—	$165	$—	$196	$—	$196
Investments measured at fair value using net asset value as a practical expedient:
Other funds (3)				$20				$17
Total				$185				$213
The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements Using
	2018				2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Pooled insurance products with fixed income guarantee (1)	$—	$12	$—	$12	$—	$11	$—	$11
	$—	$12	$—	$12	$—	$11	$—	$11
Investments measured at fair value using net asset value as a practical expedient:
Other international equity funds (3)				$77				$90
Other fixed income securities (3)				315				311
Total				$404				$412

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

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $30 to its defined benefit pension plans in 2019.
Estimated future plan benefit payments as of December 31, 2018 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2019	$18	$13	$—	$1
2020	18	12	—	—
2021	18	13	—	—
2022	17	14	—	—
2023	16	15	—	1
2024-2028	73	99	—	3
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
The Company incurred expense for contributions under its defined contribution plans of $17, $16 and $14 during the years ended December 31, 2018, 2017, and 2016, respectively.
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
The Company’s liability for these non-qualified benefit plans was $5 and $6 at December 31, 2018 and 2017, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $1 at both December 31, 2018 and 2017. The Company incurred expense for these plans of less than $1 for each of the years ended December 31, 2018, 2017, and 2016.
Also included in the Consolidated Balance Sheets at December 31, 2018 and 2017 are other post-employment benefit obligations relating to long-term disability and for liabilities relating to European jubilee benefit plans of $4 and $3, respectively.

11. Stock Option Plans and Stock Based Compensation
The following is a summary of existing stock based compensation plans and outstanding shares as of December 31, 2018:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan		February 2021		10 years	20,800,000
Unit Options and Restricted Deferred Units (“RDUs”):
2011 Grant
Tranche A Options and RDUs	Options: 1,999,720		Time-vest ratably over 4 years; Accelerated vesting six months after certain change of control transactions as defined by the 2011 Equity Plan
Tranche B Options and RDUs	Options: 970,865 RDUs: 323,619
Performance-based: Vest upon the earlier of i) the two year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

Tranche C Options and RDUs	Options: 970,865 RDUs: 323,619
Performance-based: Vest upon the earlier of i) the one year anniversary from the date of the achievement of the targeted common unit value following certain corporate transactions or ii) the six month anniversary from the date the targeted common unit value is achieved following certain change of control transactions

2013 Grant
Unit Options	3,880,591		Time-vest ratably over 4 years; Accelerated vesting six months after a change of control event as defined by the 2011 Equity Plan	10 years
RDUs	2,966,894
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
In 2011, the Company granted Tranche A Options with an aggregate grant date fair value of approximately $6. The fair value of each option was estimated at the grant date using a Black-Scholes option pricing model. The assumptions used to estimate the fair value were a 2.17% risk-free interest rate, a 6.3 year expected life, a 37.5% expected volatility rate and a 0% dividend rate.
In 2011, the Company granted Tranche B and Tranche C Options with performance and market conditions, each with an aggregate grant date fair value of approximately $3. The fair value was estimated at the grant date using a Monte Carlo valuation method, which is a commonly accepted valuation model for awards with market and performance conditions. The Monte Carlo valuation method requires the use of a range of assumptions. The range of risk-free interest rates was 0.16% to 3.44%, expected volatility rates ranged from 34.6% to 41.7% and the dividend rate was 0%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 9.2 years. As of December 31, 2018 it is not probable the related options will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.

Restricted Deferred Units
In 2013, the Company granted RDUs with performance and market conditions with an aggregate grant date fair value of approximately $4. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Unit Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 22 years. As of December 31, 2018, it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
In 2011, the Company granted Tranche A RDUs with an aggregate grant date fair value of approximately $4.
In 2011, the Company granted Tranche B and Tranche C RDUs with performance and market conditions, each with an aggregate grant date fair value of approximately $2. The fair value was estimated at the grant date using the same Monte Carlo valuation method and assumptions used for the Tranche B and Tranche C Options. The RDUs have an indefinite life, thus the term used in the valuation model was 30 years, which resulted in a weighted-average expected life of 21.4 years. As of December 31, 2018 it is not probable the related RDUs will vest. Compensation cost will be recognized over the service period once the satisfaction of the performance condition is probable.
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
The Company recognized no share-based compensation expense for the year ended December 31, 2018 and less than $1 for the years ended December 31, 2017 and 2016, respectively. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company expects additional compensation expense of $17, which will be recognized upon an initial public offering or other future contingent event.
Options Activity
Following is a summary of the Company’s stock option plan activity for the year ended December 31, 2018:

	Hexion Holdings Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2017 (1)	10,512,385	$4.01
Options granted	—	$—
Options forfeited (1)	(2,470,024)	$6.82
Options outstanding at December 31, 2018	8,042,361	$3.14

Exercisable at December 31, 2018	6,100,631	$2.54

(1)	Includes 2,318,200 of options that expired on December 31, 2017.

At December 31, 2018, exercise prices for options outstanding ranged from $1.21 to $29.42, with a weighted average remaining contractual life of 2.2 years. The weighted average remaining contractual life for options exercisable and options expected to vest was 2.5 and 0 years, respectively. At December 31, 2018, the aggregate intrinsic value of both options exercisable and options expected to vest was $0.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2018, 2017, and 2016 was $0.

Restricted Unit Activity
Following is a summary of the Company’s restricted unit plan activity for the year ended December 31, 2018:

	Hexion Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	3,744,917	$1.95
Restricted units forfeited	(130,785)	$2.06
Nonvested at December 31, 2018	3,614,132	$1.94
As of December 31, 2018, there are no outstanding unvested time-based vesting restricted units.
Stock-Based Deferred Compensation Plan
In 2004, in connection with the acquisition of Borden Chemical by Apollo, certain key employees of the Company deferred the receipt of compensation and were credited with a number of deferred stock units that were equal in value to the amount of compensation deferred. In total, the Company granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (the “2004 DC Plan”), which is an unfunded plan. Each unit gives the grantee the right to one common stock unit of Hexion Holdings. Under the 2004 DC Plan, the deferred common stock units are not distributed to participants until their employment with the Company ends. At December 31, 2018, there were 198,394 undistributed units under the 2004 DC Plan. Under certain limited circumstances this award could be distributed in the form of a cash payment.
12. Dispositions

ATG

On January 8, 2018, the Company completed the sale of its Additives Technology Group business (“ATG”) to MÜNZING CHEMIE GmbH. ATG was previously included within the Company’s Forest Products Resins segment and includes manufacturing sites located in Somersby, Australia and Sungai Petani, Malaysia. The ATG business produced a range of specialty chemical materials for the engineered wood, paper impregnation and laminating industries, including catalysts, release agents and wetting agents.

The Company received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company recorded a gain on this disposition of $44 which is included in “Gain on dispositions” in the Consolidated Statements of Operations for the year ended December 31, 2018. At December 31, 2017, the assets and liabilities related to the sale are classified as “Current assets held for sale”, “Long-term assets held for sale”, and “Current liabilities associated with assets held for sale” within the Consolidated Balance Sheets.

HAI

On May 31, 2016, the Company sold its 50% interest in HA-International, LLC (“HAI”), a joint venture within the Epoxy, Phenolic and Coating Resins segment serving the North American foundry industry, to its joint venture partner HA-USA, Inc., for a purchase price of $136, which included $2 representing the Company’s 50% share of HAI’s cash balance at closing. Sale proceeds consisted of $61 in cash and a $75 buyer’s note issued by HA-USA, Inc. to the Company. As of December 31, 2016, the entire $75 of cash was received on the buyer’s note. The Company recognized a gain on this disposition of $120, which is recorded as a component of “Gain on dispositions” in the Consolidated Statements of Operations.

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

The PAC Business had pre-tax income of $14 for the years ended December 31, 2016, which is reported as a component of “Loss before income tax and earnings from unconsolidated entities” in the Consolidated Statements of Operations.

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
In response to the enactment of U.S. tax reform, the SEC issued guidance (referred to as “SAB 118”) to address the complexity in accounting for this new legislation. When the initial accounting for items under the new legislation is incomplete, the guidance allows companies to recognize provisional amounts when reasonable estimates can be made or to continue to apply the prior tax law if a reasonable estimate of the impact cannot be made. The SEC has provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and the Company finalized its accounting during 2018.
The 2017 provision for income taxes included a provisional one-time charge of $65 for the transition tax on accumulated foreign earnings and profits, which resulted in an associated one-time reduction estimated at $185 in the Company’s net operating loss carryforward. Upon filing the 2017 income tax return, the final transition tax calculated was $64 and the related net operating loss utilized was $181.
During 2018, the Company recognized income tax expense of $40, primarily as a result of income from certain foreign operations. In the United States, as a result of Tax Reform, disallowed interest expense resulted in current year taxable income which utilized a net operating loss carryforward. The disallowed interest expense carryforward of $283 generated a deferred tax asset. The decrease in the valuation allowance due to the net operating loss utilization was offset by an increase in the valuation allowance recorded on the interest expense carryforward deferred tax asset. Tax Reform also resulted in the inclusion of Global Intangible Low Tax Income (“GILTI”) of $21, which was fully offset by our net operating loss. This further reduced our valuation allowance.
Additionally, certain provisions of Tax Reform were not effective until 2018. The Company evaluated and recorded the impact of these provisions in the financial statements and the Company has made its accounting policy elections with respect to these items. The Company elected to account for GILTI as a current period expense in the reporting period in which the tax is incurred.
As a result of U.S. tax reform the Company recognized the earnings of non-U.S. operations in its 2017 U.S. consolidated income tax return under the transition tax. The previously taxed earnings are expected to be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result of the conditions related to the Company’s ability to continue as a going concern described in Note 1, in the fourth quarter of 2018, the Company is no longer able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite, and the impact to deferred taxes on the associated foreign currency translation resulted in no tax expense.
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
Due to the previously enacted U.S. tax rate change, estimated balances as of December 31, 2017 represented timing differences, which changed when those estimates were finalized with the filing of the 2017 income tax return. The Company updated its provisional estimate of the transition tax and assessed the impact on its valuation allowance during 2018.
During 2016, the Company recognized income tax expense of $38, primarily as a result of income from certain foreign operations. Losses in the United States created a deferred income tax benefit which was completely offset by an increase to the valuation allowance. Income tax expense detail for the Company for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Current:
State and local	$2	$2	$2
Foreign	26	19	34
Total current	28	21	36
Deferred:
Federal	1	(5)	—
State and local	—	—	(1)
Foreign	11	2	3
Total deferred	12	(3)	2
Income tax expense	$40	$18	$38

A reconciliation of the Company’s combined differences between income taxes computed at the federal statutory tax rate of 21% and provisions for income taxes for the year ended December 31, 2018 and the federal statutory tax rate of 35% and provisions for income taxes for the years ended December 31, 2017 and 2016 is as follows:

	2018	2017	2016
Income tax benefit computed at federal statutory tax rate	$(26)	$(77)	$(4)
State tax provision, net of federal benefits	1	—	—
Foreign tax rate expense (benefit) differential	9	(2)	(18)
Foreign source income (loss) subject to U.S. taxation	2	(45)	21
Losses (gains) and other expenses (income) not deductible (excluded) for tax	10	20	(4)
Increase (decrease) in the taxes due to changes in valuation allowance	25	(129)	42
Additional expense (benefit) on foreign unrepatriated earnings	1	—	(16)
Additional expense (benefit) for uncertain tax positions	18	5	(3)
Tax recognized in other comprehensive income	—	(3)	—
Changes in enacted tax laws and tax rates	—	167	—
Transition tax expense	—	65	—
Write-off of deferred tax assets	—	17	20
Income tax expense	$40	$18	$38
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
The domestic and foreign components of the Company’s loss before income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Domestic	$(195)	$(143)	$(115)
Foreign	69	(77)	104
Total	$(126)	$(220)	$(11)
The tax effects of significant temporary differences and net operating loss, interest expense limitation, and credit carryforwards, which comprise the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 is as follows:

	2018	2017
Assets:
Non-pension post-employment	$5	$5
Accrued and other expenses	56	53
Property, plant and equipment	4	1
Loss, expense, and credit carryforwards	488	477
Intangibles	5	6
Pension and postretirement benefit liabilities	37	47
Gross deferred tax assets	595	589
Valuation allowance	(547)	(522)
Net deferred tax asset	48	67
Liabilities:
Property, plant and equipment	(47)	(52)
Unrepatriated earnings of foreign subsidiaries	(10)	(9)
Intangible assets	(6)	(9)
Gross deferred tax liabilities	(63)	(70)
Net deferred tax liability	$(15)	$(3)

The following table summarizes the presentation of the Company’s net deferred tax liability in the Consolidated Balance Sheets at December 31, 2018 and 2017:

	2018	2017
Assets:
Long-term deferred income taxes	$—	$8
Liabilities:
Long-term deferred income taxes	(15)	(11)
Net deferred tax liability	$(15)	$(3)
Hexion LLC, the Company’s parent, is not a member of the registrant. Hexion LLC and its eligible subsidiaries file a consolidated U.S. Federal income tax return. Therefore, the Company can utilize Hexion LLC's tax attributes or vice versa. Cumulative income at Hexion LLC has reduced the amount of net operating loss carryforwards otherwise available to the Company by $26. However, since the Company accounts for Hexion LLC under the separate return method, the utilization is not reflected in the above gross deferred tax asset - loss, expense, and credit carryforwards. Further, the valuation allowance above does not reflect the related $26 offset.
As of December 31, 2018, the Company had a $547 valuation allowance for its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards as well as an interest expense carryforward. The federal net operating loss carryforwards available are $1,048, which excludes the cumulative income from Hexion LLC, as described above. The federal net operating loss carryforwards expire beginning in 2027. The interest expense carryforward available is $283. A full valuation allowance has been recorded against these loss and expense carryforwards. The Company has provided a full valuation allowance against its state deferred tax assets, primarily related to state net operating loss carryforwards of $77. A valuation allowance of $115 has been recorded against a portion of foreign net operating loss carryforwards, primarily in Germany and the Netherlands.
The Company continues to not assert indefinite reinvestment of undistributed earnings of its foreign subsidiaries outside of the United States. Accordingly, a related deferred tax liability of $10 is recorded.
The following table summarizes the changes in the valuation allowance for the years ended December 31, 2018, 2017, and 2016:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge	Balance at End of Period
Valuation allowance on Deferred tax assets:
Year ended December 31, 2016	$611	$(2)	$42	$651
Year ended December 31, 2017	651	—	(129)	522
Year ended December 31, 2018	522	—	25	547
For 2018, previous losses in the U.S. and previous and current losses in certain foreign operations for recent periods continue to provide sufficient negative evidence requiring a full valuation allowance against the net federal, state, and foreign deferred tax assets. The Company’s risk of not being able to continue as a going concern further supports the maintenance of a full valuation allowance.
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
With minor exceptions, the Company’s closed tax years for major jurisdictions are years prior to: 2014 for United States, 2012 for Brazil, 2010 for Canada, 2013 for China, 2014 for Germany, 2007 for Italy, 2010 for Netherlands and 2014 for the United Kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination process, the Company will adjust its reserves accordingly to reflect the current status and settlements.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at beginning of year	$80	$73
Additions based on tax positions related to the current year	4	2
Additions for tax positions of prior years	16	1
Reductions for tax positions of prior years	(2)	(1)
Settlements	—	—
Foreign currency translation	(4)	5
Balance at end of year	$94	$80
During the year ended December 31, 2018, the Company increased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $16, primarily as a result of increases in the unrecognized tax benefit for various intercompany transactions, offset by releases of unrecognized tax benefits from negotiations with foreign jurisdictions and lapses of statute of limitations. During the years ended December 31, 2018, 2017, and 2016, the Company recognized approximately $3, $5 and $6, respectively, in interest and penalties. The Company had approximately $51 and $49 accrued for the payment of interest and penalties at December 31, 2018 and 2017, respectively.
$94 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $25 of the total amount of unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations, negotiations with foreign jurisdictions, settlements, and completion of audit examinations.
14. Summarized Financial Information of Unconsolidated Affiliates
The Company has included financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 of the unconsolidated affiliate Momentive UV Coatings (Shanghai) Co., Ltd as Exhibit 10.101 of this Annual Report on Form 10-K.
Summarized financial information of the unconsolidated affiliate HAI for the year ended December 31, 2016 is as follows:

Year Ended December 31, 2016(1)
Net sales	$59
Gross profit	25
Pre-tax income	14
Net income	14

(1)	Amounts for the year ended December 31, 2016 represent activity through May 31, 2016, the date on which the Company sold its 50% interest in HAI (see Note 12).
Summarized financial information of the Company’s remaining unconsolidated affiliates, which are listed below, as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 is as follows:

•	Hexion Shchekinoazot Holding B.V.

•	Sanwei Hexion Company Limited

•	Hexion Australia Pty Ltd

•	MicroBlend Columbia S.A.S

	December 31, 2018	December 31, 2017
Current assets	$18	$21
Non-current assets	15	18
Current liabilities	9	13
Non-current liabilities	11	10

	Year Ended December 31,
	2018	2017	2016
Net sales	$75	$78	$71
Gross profit	17	16	15
Pre-tax income	1	3	6
Net income	—	2	4

15. Segment and Geographic Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At December 31, 2018, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products and items associated with the Company’s reportable segments are as follows:

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
Net Sales(1):

	Year Ended December 31,
	2018	2017	2016
Epoxy, Phenolic and Coating Resins	$2,115	$2,052	$2,094
Forest Products Resins	1,682	1,539	1,344
Total	$3,797	$3,591	$3,438
Segment EBITDA:

	Year Ended December 31,
	2018	2017	2016
Epoxy, Phenolic and Coating Resins (2)	$226	$174	$258
Forest Products Resins (3)	285	257	240
Corporate and Other	(71)	(66)	(65)
Total	$440	$365	$433
 Depreciation and Amortization Expense:

	Year Ended December 31,
	2018	2017	2016
Epoxy, Phenolic and Coating Resins	$69	$71	$87
Forest Products Resins	40	40	40
Corporate and Other	4	4	4
Total	$113	$115	$131
Total Assets:

	As of December 31,
	2018	2017
Epoxy, Phenolic and Coating Resins	$1,031	$1,100
Forest Products Resins	779	880
Corporate and Other	151	117
Total	$1,961	$2,097

Capital Expenditures(4):

	Year Ended December 31,
	2018	2017	2016
Epoxy, Phenolic and Coating Resins	$56	$73	$72
Forest Products Resins	31	40	67
Corporate and Other	3	5	2
Total	$90	$118	$141

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Epoxy, Phenolic and Coating Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $2, $3 and $11 for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)
Included in the Forest Products Resins Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $1, $1 and less than $1 for the years ended December 31, 2018, 2017, and 2016, respectively.

(4)	Includes capitalized interest costs that are incurred during the construction of property and equipment.

Reconciliation of Net Loss to Segment EBITDA:

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to Hexion Inc.	$(162)	$(234)	$(38)
Net loss attributable to noncontrolling interest	1	—	—
Net loss	(163)	(234)	(38)
Income tax expense	40	18	38
Interest expense, net	365	329	310
Depreciation and amortization	113	115	131
Accelerated depreciation	4	14	129
EBITDA	$359	$242	$570
Items not included in Segment EBITDA:
Asset impairments and write-downs	$32	$13	$—
Business realignment costs	29	52	55
Realized and unrealized foreign currency losses (gains)	27	3	(11)
Gain on dispositions	(44)	—	(240)
Loss (gain) on extinguishment of debt	—	3	(48)
Unrealized (gains) losses on pension and OPEB plan liabilities	(13)	(4)	34
Transaction costs	13	8	17
Other	37	48	56
Total adjustments	81	123	(137)
Segment EBITDA	$440	$365	$433

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$226	$174	$258
Forest Products Resins	285	257	240
Corporate and Other	(71)	(66)	(65)
Total	$440	$365	$433
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For 2018 and 2017, these other items primarily included expenses from retention programs, management fees and expenses related to legacy liabilities. For 2016, these other items primarily included expenses from retention programs, management fees and expenses related to legacy liabilities, partially offset by gains on the disposal of assets and a gain on a step acquisition. Transaction costs included certain professional fees related to strategic projects.
Business realignment costs for 2018 and 2017 primarily included costs related to in-process cost reduction programs and certain in-process and recently completed facility rationalizations. Business realignment costs for 2016 primarily included costs related to the rationalization at our Norco, LA manufacturing facility and costs related to certain in-process cost reduction programs.

Geographic Information
Net Sales(1):

	Year Ended December 31,
	2018	2017	2016
United States	$1,662	$1,513	$1,389
Netherlands	628	595	583
Canada	365	344	302
China	230	270	296
Germany	201	198	180
Brazil	194	176	162
Other international	517	495	526
Total	$3,797	$3,591	$3,438

(1)	Sales are attributed to the country in which the individual business locations reside.
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
Following is net sales by reportable segment disaggregated by geographic region(1):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$902	$1,125	$2,027	$837	$1,020	$1,857
Europe	920	203	1,123	882	194	1,076
Asia Pacific	290	135	425	325	130	455
Latin America	3	219	222	8	195	203
Total	$2,115	$1,682	$3,797	$2,052	$1,539	$3,591

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Long-Lived Assets:

	As of December 31,
	2018	2017
United States	$435	$495
Germany	124	127
Netherlands	120	119
Brazil	62	76
Canada	61	68
Other international	175	195
Total	$977	$1,080

16. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$1	$(9)	$(8)	$3	$(42)	$(39)
Other comprehensive (loss) income before reclassifications, net of tax	(2)	(8)	(10)	(2)	33	31
Ending balance	$(1)	$(17)	$(18)	$1	$(9)	$(8)
17. Subsequent Events

In March 2019, the Company experienced a network security incident that prevented access to certain information technology systems and data within its network. The Company took immediate steps to isolate the issue and has implemented its technical recovery plan. Since the time of the incident, the Company’s manufacturing sites, which rely on different networks, have continued to operate safely and with limited interruption. The network security incident primarily impacted the Company’s corporate functions. The Company is evaluating the impact of this incident, including assessing any available insurance coverage. The Company is currently unable to determine the financial statement impact of this incident, which may be material to the periods impacted.
See Note 2 for a discussion of the Chapter 11 Cases, the Support Agreement and the Credit Facilities.
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

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $15, respectively)	$20	$—	$108	$—	$128
Accounts receivable, net	98	—	314	—	412
Intercompany accounts receivable	40	—	66	(106)	—
Intercompany loans receivable	82	—	101	(183)	—
Inventories:
Finished and in-process goods	100	—	140	—	240
Raw materials and supplies	36	—	58	—	94
Other current assets	28	—	29	—	57
Total current assets	404	—	816	(289)	931
Investments in unconsolidated entities	134	12	19	(146)	19
Deferred income taxes	—	—	—	—	—
Intercompany loans receivable	1,114	—	—	(1,114)	—
Other long-term assets	10	7	17	—	34
Property and equipment, net	363	—	478	—	841
Goodwill	53	—	56	—	109
Other intangible assets, net	19	—	8	—	27
Total assets	$2,097	$19	$1,394	$(1,549)	$1,961
Liabilities and Deficit
Current liabilities:
Accounts payable	$126	$—	$258	$—	$384
Intercompany accounts payable	66	—	40	(106)	—
Debt payable within one year	3,563	—	153	—	3,716
Intercompany loans payable within one year	101	—	82	(183)	—
Interest payable	81	—	1	—	82
Income taxes payable	3	—	2	—	5
Accrued payroll and incentive compensation	22	—	30	—	52
Other current liabilities	61	—	45	—	106
Total current liabilities	4,023	—	611	(289)	4,345
Long-term liabilities:
Long-term debt	52	—	47	—	99
Intercompany loans payable	—	—	1,114	(1,114)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	781	146	—	(927)	—
Long-term pension and post employment benefit obligations	34	—	187	—	221
Deferred income taxes	2	—	13	—	15
Other long-term liabilities	117	—	78	—	195
Total liabilities	5,009	146	2,050	(2,330)	4,875
Total Hexion Inc. shareholder’s deficit	(2,912)	(127)	(654)	781	(2,912)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,912)	(127)	(656)	781	(2,914)
Total liabilities and deficit	$2,097	$19	$1,394	$(1,549)	$1,961

HEXION INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $19, respectively)	$13	$—	$102	$—	$115
Accounts receivable, net	126	1	335	—	462
Intercompany accounts receivable	121	—	80	(201)	—
Intercompany loans receivable	1	—	22	(23)	—
Inventories:
Finished and in-process goods	85	—	136	—	221
Raw materials and supplies	36	—	56	—	92
Current assets held-for-sale	1	—	5	—	6
Other current assets	19	—	25	—	44
Total current assets	402	1	761	(224)	940
Investments in unconsolidated entities	158	13	20	(171)	20
Deferred income taxes	—	—	8	—	8
Long-term assets held for sale	—	—	2	—	2
Other long-term assets	17	8	24	—	49
Intercompany loans receivable	1,114	—	190	(1,304)	—
Property and equipment, net	410	—	514	—	924
Goodwill	52	—	60	—	112
Other intangible assets, net	32	—	10	—	42
Total assets	$2,185	$22	$1,589	$(1,699)	$2,097
Liabilities and Deficit
Current liabilities:
Accounts payable	$129	$—	$273	$—	$402
Intercompany accounts payable	80	—	121	(201)	—
Debt payable within one year	10	—	115	—	125
Intercompany loans payable within one year	22	—	1	(23)	—
Interest payable	80	—	2	—	82
Income taxes payable	6	—	6	—	12
Accrued payroll and incentive compensation	22	—	25	—	47
Current liabilities associated with assets held for sale	—	—	2	—	2
Other current liabilities	70	—	65	—	135
Total current liabilities	419	—	610	(224)	805
Long-term liabilities:
Long-term debt	3,507	—	77	—	3,584
Intercompany loans payable	190	—	1,114	(1,304)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	668	171	—	(839)	—
Long-term pension and post employment benefit obligations	31	—	231	—	262
Deferred income taxes	2	—	9	—	11
Other long-term liabilities	109	—	68	—	177
Total liabilities	4,926	171	2,109	(2,367)	4,839
Total Hexion Inc shareholder’s deficit	(2,741)	(149)	(519)	668	(2,741)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(2,741)	(149)	(520)	668	(2,742)
Total liabilities and deficit	$2,185	$22	$1,589	$(1,699)	$2,097

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2018

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,730	$—	$2,261	$(194)	$3,797
Cost of sales	1,452	—	1,968	(194)	3,226
Gross profit	278	—	293	—	571
Selling, general and administrative expense	146	—	149	—	295
Gain on dispositions	(24)	—	(20)	—	(44)
Asset impairments	25	—	3	—	28
Business realignment costs	16	—	13	—	29
Other operating expense (income), net	13	(1)	24	—	36
Operating income	102	1	124	—	227
Interest expense, net	349	—	16	—	365
Intercompany interest (income) expense, net	(83)	—	83	—	—
Other non-operating expense (income), net	40	—	(52)	—	(12)
(Loss) income before income tax, earnings from unconsolidated entities	(204)	1	77	—	(126)
Income tax expense	(7)	—	47	—	40
(Loss) income before earnings from unconsolidated entities	(197)	1	30	—	(166)
Earnings from unconsolidated entities, net of taxes	35	24	3	(59)	3
Net (loss) income	(162)	25	33	(59)	(163)
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net (loss) income attributable to Hexion Inc.	$(162)	$25	$34	$(59)	$(162)
Comprehensive (loss) income attributable to Hexion Inc.	$(172)	$25	$48	$(73)	$(172)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,586	$—	$2,203	$(198)	$3,591
Cost of sales	1,374	—	1,912	(198)	3,088
Gross profit	212	—	291	—	503
Selling, general and administrative expense	148	—	173	—	321
Asset impairments	13	—	—	—	13
Business realignment costs	24	—	28	—	52
Other operating expense (income), net	3	(1)	15	—	17
Operating income	24	1	75	—	100
Interest expense, net	315	—	14	—	329
Intercompany interest (income) expense, net	(75)	—	75	—	—
Loss on extinguishment of debt	3	—	—	—	3
Other non-operating (income) expense, net	(79)	—	67	—	(12)
(Loss) income before income tax, (losses) earnings from unconsolidated entities	(140)	1	(81)	—	(220)
Income tax (benefit) expense	(7)	—	25	—	18
(Loss) income before (losses) earnings from unconsolidated entities	(133)	1	(106)	—	(238)
(Losses) earnings from unconsolidated entities, net of taxes	(101)	(64)	4	165	4
Net loss	(234)	(63)	(102)	165	(234)
Comprehensive loss attributable to Hexion Inc.	$(203)	$(63)	$(108)	$171	$(203)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,449	$—	$2,171	$(182)	$3,438
Cost of sales	1,371	—	1,831	(182)	3,020
Gross profit	78	—	340	—	418
Selling, general and administrative expense	145	—	173	—	318
Gain on dispositions	(188)	—	(52)	—	(240)
Business realignment costs	39	—	16	—	55
Other operating expense (income), net	18	5	(10)	—	13
Operating income (expense)	64	(5)	213	—	272
Interest expense, net	300	—	10	—	310
Intercompany interest (income) expense, net	(72)	—	72	—	—
Gain on extinguishment of debt	(48)	—	—	—	(48)
Other non-operating expense, net	12	—	9	—	21
(Loss) income before income tax, earnings from unconsolidated entities	(128)	(5)	122	—	(11)
Income tax (benefit) expense	(3)	—	41	—	38
(Loss) income before earnings from unconsolidated entities	(125)	(5)	81	—	(49)
Earnings from unconsolidated entities, net of taxes	88	31	5	(113)	11
Net (loss) income	(37)	26	86	(113)	(38)
Comprehensive (loss) income attributable to Hexion Inc.	$(62)	$25	$66	$(91)	$(62)

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2018

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(416)		$—	$393		$—	$(23)
Cash flows provided by (used in) investing activities
Capital expenditures	(30)		—	(60)		—	(90)
Proceeds from dispositions, net	24		—	25		—	49
Proceeds from sale of assets, net	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	346	(a)	—	—		(346)	—
	340		—	(34)		(346)	(40)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	—		—	10		—	10
Borrowings of long-term debt	305		—	235		—	540
Repayments of long-term debt	(244)		—	(224)		—	(468)
Net intercompany loan borrowings (repayments)	22		—	(22)		—	—
Common stock dividends paid	—		—	—		—	—
Deferred financing fees paid	—		—	(1)		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(346)	(a)	346	—
	83		—	(348)		346	81
Effect of exchange rates on cash and cash equivalents	—		—	(5)		—	(5)
Increase in cash and cash equivalents	7		—	6		—	13
Cash, cash equivalents and restricted cash at beginning of year	13		—	102		—	115
Cash, cash equivalents and restricted cash at end of year	$20		$—	$108		$—	$128

(a)
During the year ended December 31, 2018, Hexion Inc. contributed receivables of $346 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(278)		$—	$126		$(1)	$(153)
Cash flows provided by (used in) investing activities
Capital expenditures	(40)		—	(77)		—	(117)
Capitalized interest	—		—	(1)		—	(1)
Proceeds from sale of assets, net	5		—	3		—	8
Return of capital from subsidiary from sales of accounts receivable	182	(a)	—	—		(182)	—
	147		—	(75)		(182)	(110)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	3		—	18		—	21
Borrowings of long-term debt	1,053		—	376		—	1,429
Repayments of long-term debt	(921)		—	(330)		—	(1,251)
Net intercompany loan borrowings (repayments)	1		—	(1)		—	—
Common stock dividends paid	—		—	(1)		1	—
Deferred financing fees paid	(20)		—	(5)		—	(25)
Return of capital to parent from sales of accounts receivable	—		—	(182)	(a)	182	—
	116		—	(125)		183	174
Effect of exchange rates on cash and cash equivalents	—		—	8		—	8
Decrease in cash and cash equivalents	(15)		—	(66)		—	(81)
Cash, cash equivalents and restricted cash at beginning of year	28		—	168		—	196
Cash, cash equivalents and restricted cash at end of year	$13		$—	$102		$—	$115

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

HEXION INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(202)		$4	$182		$(4)	$(20)
Cash flows provided by (used in) investing activities
Capital expenditures	(67)		—	(73)		—	(140)
Capitalized interest	(1)		—	—		—	(1)
Proceeds from dispositions, net	147		—	134		—	281
Cash received on buyer’s note	75		—	—		—	75
Proceeds from sale of assets, net	—		—	5		—	5
Capital contribution to subsidiary	(13)		(9)	—		22	—
Investment in unconsolidated affiliates, net	(1)		—	—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	95	(a)	—	—		(95)	—
	235		(9)	66		(73)	219
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(1)		—	(21)		—	(22)
Borrowings of long-term debt	360		—	284		—	644
Repayments of long-term debt	(601)		—	(255)		—	(856)
Net intercompany loan borrowings (repayments)	176		—	(176)		—	—
Capital contribution from parent	—		9	13		(22)	—
Common stock dividends paid	—		(4)	—		4	—
Deferred financing fees paid	(1)		—	—		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(95)	(a)	95	—
	(67)		5	(250)		77	(235)
Effect of exchange rates on cash and cash equivalents	—		—	(4)		—	(4)
Increase in cash and cash equivalents	(34)		—	(6)		—	(40)
Cash, cash equivalents and restricted cash at beginning of year	62		—	174		—	236
Cash, cash equivalents and restricted cash at end of year	$28		$—	$168		$—	$196

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexion Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, deficit and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has stated its financial condition and its projected operating results, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 11, 2019

We have served as the Company's auditor since 2005.

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Year Ended December 31, 2018	$19	$—	$—	$(3)	$16
Year ended December 31, 2017	17	3	—	(1)	19
Year ended December 31, 2016	15	3	—	(1)	17
Reserve for Obsolete Inventory:
Year Ended December 31, 2018	$9	$3	$—	$(3)	$9
Year ended December 31, 2017	9	4	—	(4)	9
Year ended December 31, 2016	7	9	—	(7)	9

(1)	Includes the impact of foreign currency translation.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, we have concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that occurred during the Company’s fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
On April 9, 2019, the Company entered into an agreement of resignation, appointment and acceptance (the “Tripartite Agreement”), effective as of April 10, 2019, with Wilmington Trust, National Association (the “Resigning Trustee”) and U.S. Bank National Association (the “Successor Trustee”), with respect to (a) the indenture, dated as of March 14, 2012 (the “6.625% Notes Indenture”), by and among the Company, certain subsidiaries of the Company and the Resigning Trustee governing the Company’s 6.625% First-Priority Senior Secured Notes due 2020 (the “6.625% Notes”), (b) the indenture, dated as of April 15, 2015 (the “10.00% Notes Indenture”), by and among the Company, certain subsidiaries of the Company and the Resigning Trustee governing the Company’s 10.00% First-Priority Senior Secured Notes due 2020 (the “10.00% Notes”) and (c) the indenture, dated as of February 8, 2017 (the “10.375% Notes Indenture” and, together with the 6.625% Notes Indenture and the 10.00% Notes Indenture, the “1L Indentures”), by and among the Company, certain subsidiaries of the Company and the Resigning Trustee governing the Company’s 10.375% First-Priority Senior Secured Notes due 2022 (the “10.375% Notes” and, together with the 6.625% Notes and the 10.00% Notes, the “1L Notes”).
The Tripartite Agreement provides, among other things, that (1) the Resigning Trustee assigns, transfers, delivers, and confirms to the Successor Trustee all right, title and interest of the Resigning Trustee in and to the trusts under each 1L Indenture and all the rights, powers, and trusts of the Resigning Trustee under such 1L Indenture, and the Resigning Trustee resigns as Trustee, Registrar, Paying Agent, Notes Custodian and Collateral Agent under each 1L Indenture, (2) the Company accepts the resignation of the Resigning Trustee as Trustee, Registrar, Paying Agent, Notes Custodian and Collateral Agent under each 1L Indenture and appoints the Successor Trustee as Trustee, Registrar, Paying Agent, Notes Custodian and Collateral Agent under each 1L Indenture, and (3) the Successor Trustee accepts its appointment as Trustee, Registrar, Paying Agent, Notes Custodian and Collateral Agent under each 1L Indenture.
The foregoing description of the Tripartite Agreement is qualified in its entirety by reference to the full text of the Tripartite Agreement, a copy of which is attached hereto as Exhibit 4.24 and is incorporated herein by reference.

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
The supervision of our management and the general course of the Company’s affairs and business operations is entrusted to the Board of Managers of our indirect parent, Hexion Holdings LLC (“Hexion Holdings”).
Set forth below are the names, ages and current positions of our executive officers and the members of the Hexion Holdings Board of Managers as of March 1, 2019.

Name	Age	Position
Craig A. Rogerson	62	Director, Chairman, President and Chief Executive Officer
George F. Knight	62	Director, Executive Vice President and Chief Financial Officer
Dr. William H. Joyce	83	Director
Robert Kalsow-Ramos	32	Director
Geoffrey A. Manna	57	Director
Lee C. Stewart	70	Director
Samuel Feinstein	35	Director
Marvin O. Schlanger	70	Director
Joseph P. Bevilaqua	63	Executive Vice President and Chief Operating Officer
John P. Auletto	53	Executive Vice President – Human Resources
Nathan E. Fisher	53	Executive Vice President – Procurement
Douglas A. Johns	61	Executive Vice President and General Counsel
Matthew A. Sokol	46	Executive Vice President - Chief Administrative Officer
Paul G. Barletta	60	Executive Vice President - Operations
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
Dr. William H. Joyce has been a member of the Board of Managers of Hexion Holdings since October 1, 2010. Since 2008, Dr. Joyce has been the Chairman and CEO of Advanced Fusion Systems. He is the retired, former chief executive officer and chairman of Nalco Holding Company, positions he held from November 2003 until his retirement in December 2007. Prior to his appointment as chief executive officer and chairman of Nalco Company, Dr. Joyce served as chief executive officer and chairman at Hercules Incorporated and prior to that at Union Carbide. Dr. Joyce holds a B.S. degree in Chemical Engineering from Penn State University, and M.B.A. and Ph.D. degrees from New York University. Dr. Joyce received the National Medal of Technology Award in 1993 from President Clinton, the Plastics Academy’s Lifetime Achievement Award in 1997, and the Society of Chemical Industry Perkin Medal Award in 2003. He was selected by the American Institute of Chemical Engineers as of the hundred most successful engineers of the century. Dr. Joyce also serves as a trustee and Vice Chairman of the Universities Research Association, is Vice Chairman of the Fermi Research Alliance and is a board leadership fellow of the National Association of Corporate Directors. During the past five years, he also served on the board of directors of El Paso Corporation, CVS Caremark Corporation, Reynolds Metals Company, Celanese Corporation, Dow Chemical Company and Momentive Performance Materials Holdings Inc. He is a Chair of the Environmental, Health and Safety committee of the Hexion Holdings LLC Board of Managers. Dr. Joyce’s extensive management experience, and his skills in business leadership and strategy, qualify him to serve on the Board of Managers of Hexion Holdings.

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
Geoffrey A. Manna was elected a director of the Company on September 30, 2013 and served until October 27, 2014 at which time he resigned and was elected a member of the Board of Managers of Hexion Holdings. Since May 2017 he has served CION Investments, a multi-billion AUM alternative asset manager focused on credit strategies, where he is a Senior Managing Director and a senior member of the investment team. From 2008 to 2017, he served as an independent consultant principally focused on financial advisory and interim management engagements such as Chief Operating Officer and Chief Financial Officer oriented roles for companies ranging from small middle market to multi-billion market capitalization public companies across several industry sectors, including media, healthcare, building products and energy distribution & logistics. He served in management and operating roles in leveraged finance and investment banking from 1995 to 2008. From June 2006 to June 2008 he served as Managing Director for The Royal Bank of Scotland. From June 2004 to June 2006 he served as Managing Director for BNP Paribas. From July 1999 to June 2004 he served as Chief Operating Officer-Financial Sponsors Group and Director for Credit Suisse First Boston. From July 1995 to July 1999 he served as Vice President for Deutsche Bank and its predecessor companies Bankers Trust Company and BT Securities. Prior to that, from July 1991 to January 1994 he held the position of Director-Finance for US WEST Capital where he directed financial management and merger and acquisition projects. Before that, he was employed at KPMG for eight years as a Senior Manager and managed over 50 audit engagements and special projects for major public and private companies, including General Electric and GE Capital Corporation. Mr. Manna also serves on the Board of Directors of Conisus Holdings, Inc and the Board of Managers of SMIR Parent, LLC. Until his resignation, Mr. Manna served as a member of the Company’s Audit Committee. He currently serves as a member of the Audit Committee of the Board of Managers of Hexion Holdings and was elected member of the Compensation Committee in February 2019. Mr. Manna’s extensive experience in finance and business qualifies him to serve on the Board of Managers of Hexion Holdings.
Lee C. Stewart joined the Hexion Holdings Board on November 30, 2018. Since 2002, he has been a director of P.H. Glatfelter Company and was previously a Vice President at Union Carbide Corporation from 1996 to 2001, responsible for various treasury and financial functions, and from 2001 to 2002, the Chief Financial Officer of Foamex lntemational, Inc. Mr. Stewart was a director of ITC Holdings Corp., a New York Stock Exchange-issued electricity transmission company, from 2005 through 2016 when ITC was acquired by Fortis. Mr. Stewart also served as a director of AEP Industries, Inc., a NASDAQ-listed chemical company from 1996 until it was sold in 2017. He served as a director of Marsulex, Inc., a chemical company listed on the Toronto Stock Exchange, from 2000 until its sale in 2011, and Momentive Performance Materials Inc. from May 2013 through its successful emergence from bankruptcy in October 2014. Mr. Stewart has also serves on the Board of Mood Media, Inc. since October 2017 and on the board of Aqua America Inc., a NYSE company, since August 2018. He has significant experience with professional services, financial services, finance and banking, public-company accounting and financial reporting, strategic planning, operations, risk management and corporate governance. He was elected to the Audit Committee of Hexion Holdings on November 30, 2018. His 20 years of experience as a director of public companies and 25 years as a private financial consultant and investment banker qualify him to serve on the Board of Managers of Hexion Holdings.

Samuel Feinstein was elected a member of the Board of Managers of Hexion Holdings on November 2, 2016. He has been an investment professional in Apollo’s private equity business since 2007 and was previously a member of the Investment Banking Group at Morgan Stanley from September 2005 to May 2007. Mr. Feinstein currently serves on the board of MPM Holdings, Inc., New VAC Intermediate Holdings B.V., and Pinnacle Agriculture Holdings, LLC. Within the past five years, he has served on the board of directors of CEVA Holdings LLC, Vectra Co., and Taminco Corporation. He was appointed the Chair of the Executive Committee of the Board of Managers of Hexion Holdings in February 2019 and Compensation Committee of the Board of Managers of Hexion Holdings. Mr. Feinstein resigned from Audit Committee of Hexion Holdings on November 30, 2018. In light of our ownership structure and his extensive finance and business experience, we believe it is appropriate for Mr. Feinstein to serve on the Board of Managers of Hexion Holdings.
Marvin O. Schlanger was appointed a member of the Board of Managers of Hexion Holdings on October 1, 2010 and serves on the Board’s Environmental, Health and Safety Committee. Prior to that, Mr. Schlanger served as Vice Chair on the Board of Managers of Hexion Specialty Chemicals, Inc. from June 2005 to October 2010. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. in May 2005. Mr. Schlanger is also a director of CEVA Logistics, AG, UGI Corporation and UGI Utilities Inc., and a director of Amerigas Partners, LP, Vectra Corporation, and MPM Holdings Inc. Mr. Schlanger was formerly Chairman of the Supervisory Board of Lyondell Basell Industries N.V., Chairman of the Board of CEVA Group Plc, and Chairman of Covalence Specialty Materials Corp. Mr. Schlanger’s extensive finance and business experience qualifies him to serve on the Board of Managers of Hexion Holdings.

Joseph P. Bevilaqua was appointed Executive Vice President and Chief Operating Officer of the Company effective October 5, 2016. On January 10, 2019, Hexion announced that Mr. Bevilaqua will be leaving the Company to pursue other opportunities outside the Company effective March 22, 2019. Until this appointment, he served as Executive Vice President and President of the Company’s Epoxy, Phenolic and Coating Resins Division. Since August 10, 2008, he has been responsible for the epoxy and phenolic resins businesses and in October 2010, the coatings business was added to his division responsibilities. Prior to that, he was Executive Vice President and President of the Phenolic and Forest Products Division, a position he held from January 2004 to August 2008. Mr. Bevilaqua joined the Company in April 2002 as Vice President-Corporate Strategy and Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.
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
Matthew A. Sokol was appointed Chief Administrative Officer of the Company effective February 21, 2019. Until this appointment, he served as Executive Vice President, Business Development and Strategy when he joined the Company in November 2017. Mr. Sokol joined the Company from Lanxess Solutions, Inc. (formerly Chemtura Corporation), where he served as Interim Vice President of HR and M&A (NAFTA) for Lanxess. Mr. Sokol joined Chemtura in October 2005 and held a number of senior leadership roles including leading M&A, which ultimately culminated in the sale of the company to Lanxess in April 2017. Previous roles at Chemtura included: Head of Corporate Development & Investor Relations; General Manager, Flame Retardants; and Director, Strategic Corporate Development. While at Chemtura, Mr. Sokol also served as Associate General Counsel, IEP Segment, and Assistant General Counsel. Prior to Chemtura, Mr. Sokol served as senior litigation associate at Tyler, Cooper & Alcon, LLP from September 1999 to October 2005.
Paul G. Barletta was elected Executive Vice President of Operations of the Company as of February, 2019. Prior to that, he was Senior Vice President, Environmental Health and Safety and Global Epoxy Manufacturing in 2018. From 2005 to 2018 he held various management roles including Vice President of Global Epoxy Manufacturing. He was a Site Manager for Resolution Performance Products, Inc. from 2000 to 2005 when it was acquired by the Company from Shell Chemical. He joined Shell in 1980 and has held a variety of roles in manufacturing including Global Products & Engineering, Manufacturing Excellence, Process Safety, Process Technology, Quality, Security and Special Projects.
Nominating Committee
Since Hexion is a controlled company, Hexion Holdings has no Nominating Committee nor does it have written procedures by which security holders may recommend nominees to its Board of Managers.
Audit Committee Financial Expert
Since Hexion is not a listed issuer, there are no requirements that Hexion Holdings have an independent Audit Committee. Hexion Holdings’ Audit Committee consists of Messrs. Kalsow-Ramos, Stewart and Manna, each of whom qualifies as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K.
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

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”). Our 2018 NEOs are Craig A. Rogerson, President and Chief Executive Officer (our “CEO”); George F. Knight, Executive Vice President and Chief Financial Officer (our “CFO”); Joseph P. Bevilaqua, Executive Vice President and Chief Operating Officer; Nathan E. Fisher, Executive Vice President, Global Procurement; and Douglas A. Johns, Executive Vice President and General Counsel.
Oversight of Executive Compensation

The Board of Managers of the Company’s parent holding company, Hexion Holdings, is responsible for governance of the Company, including the responsibility for determining the compensation and benefits of our executive officers. All executive compensation decisions made during 2018 for our NEOs were made by the Compensation Committee of the Hexion Holdings Board of Managers (the “Committee”).
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
Executive Summary
Executive Compensation Objectives and Strategy
Our executive compensation program is designed to set compensation and benefits at a level that is reasonable, internally fair and externally competitive. Specifically, the Committee is guided by the following objectives:

•
Pay for Performance. We emphasize pay for performance based on achievement of company operational and financial objectives and the realization of personal goals. We believe that a significant portion of each executive officer’s total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.

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

2018 Executive Compensation Updates

•
The Company continued its focus on (i) motivating our NEOs to deliver improved performance and (ii) retaining key talent during difficult business cycles through the use of the goals set in our annual incentive plan and long-term time- and performance-based cash awards made under our long-term incentive plan.

•
The Committee reviewed the base salaries of our NEOs in the first quarter of the year. After considering the accomplishments of our NEOs, but also considering internal compensation equity and external market factors, the Committee determined to increase the base salary of one of our NEOs. We delivered Mr. Knight’s annual merit base salary increase effective July 2018, consistent with our recent past practice.

•
Apollo, as the Company’s controlling shareholder, and its representatives continue to be actively involved in making recommendations regarding the structure of our executive compensation program and the amounts payable to our NEOs. The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining 2018 compensation, the Committee considered the following accomplishments of our NEOs in 2017:

•
Mr. Rogerson, our Chairman, President and CEO: The Committee considered Mr. Rogerson’s outstanding leadership of the business to achieve improved operating performance, operating cash flow, and overall safety performance in the third and fourth quarters of 2017. In addition, Mr. Rogerson provided excellent leadership by implementing significant cost-reduction actions, as well as pursuing and evaluating potential portfolio optimization opportunities.

•
Mr. Knight, our Executive Vice President and Chief Financial Officer: The Committee recognized Mr. Knight’s leadership in managing our leveraged balance sheet, exceptional management of the shared services relationship with MPM, implementing significant cost-reduction actions, and evaluating potential portfolio optimization opportunities in 2017.

•
Mr. Bevilaqua, our Executive Vice President and Chief Operating Officer: The Committee recognized Mr. Bevilaqua’s significant leadership in stabilizing the various business units in 2017, establishing a strong foundation and positioning the Company for success in the future.

•
Mr. Fisher, our Executive Vice President, Global Procurement: The Committee considered Mr. Fisher’s effective management of key supplier relationships for MPM and the Company, the significant cost-productivity contributions in 2017, and in directing the procurement organizations of both companies.

•
Mr. Johns, our Executive Vice President and General Counsel: The Committee recognized the outstanding leadership that Mr. Johns provides in the management of major litigation risk areas, the key cross-functional leadership he provides and his cost-effective management of external legal resources, as well as his exceptional management of the shared services relationship with MPM.

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
The base salary change for each NEO is shown in the table below. Mr. Knight’s merit increase in July took into consideration the accomplishments outlined above, internal equity, and external competitive market considerations. No other salary increases were delivered to our NEOs.

Name	2018 Base Salary	2017 Base Salary	2017 Increase (Decrease)
Mr. Rogerson	$1,000,000	$1,000,000	—%
Mr. Knight	506,350	486,875	4.00%
Mr. Bevilaqua	631,108	631,108	—%
Mr. Fisher	408,230	408,230	—%
Mr. Johns	517,212	517,212	—%
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
The 2018 Annual Incentive Compensation Plan
In early 2018, the Committee approved the 2018 annual incentive compensation plan for associates of the Company and its subsidiaries, which we refer to as the “2018 ICP.” Under the 2018 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health & safety (“EH&S”) goals.
As mentioned above, during 2018 and 2017, Mr. Fisher continued to provide services to MPM under the Shared Services Agreement. The 2018 ICP included a specific incentive structure for associates providing shared services. Under the shared services incentive design, Mr. Fisher’s target bonus opportunity is based 50% on the achievement of Hexion targets and 50% based on the achievement of MPM’s targets under MPM’s 2018 incentive compensation plan.
The Hexion performance goals were established based on the following measures:

•
Segment EBITDA, which equals earnings before interest, taxes, depreciation and amortization, adjusted to exclude discontinued operations, certain non-cash and other unusual income and expense items. See Items 7 & 8 of Part II of this Annual Report on Form 10-K for a reconciliation of Hexion Net Loss to Segment EBITDA. For the 2018 ICP, the targeted Hexion Segment EBITDA was set at $440 million.

•
Cash flow, which encompasses Segment EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other operating cash flow items such as income taxes paid and pension contributions. For the 2018 ICP, the targeted cash flow for Hexion Holdings was $0 or break even.

•
Environmental health & safety (EH&S) goals, which, for the 2018 ICP, included the following: (i) severe or high-potential incidents (“SIFs”), (ii) occupational illness and injury rate (“OIIR”), and (iii) total environmental incidents (ERI).

◦	The target SIFs goal was to reduce the number of SIFs by 28.6% compared to 2017.

◦	The Company’s OIIR in 2017 was 0.68. The target goal for 2018 was to achieve a 25% reduction from 2017 or a rate of 0.51.

◦	Hexion Holdings ended 2017 with 27 total environmental incidents. The 2018 goal was to reduce ERI to 24 or fewer incidents, which represents an approximate 10% improvement from the prior year.
Each of the 2018 performance goals was measured independently such that a payout for the achievement of one element was not dependent upon the achievement of any other performance measure. This was intended to keep associates focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.

Awards under the 2018 ICP were calculated as follows: each participant was designated a target award under the 2018 ICP based on a percentage of his base salary, which varies by participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. For 2018, the target bonus percentage for our continuing NEOs as a percentage of base salary remained consistent with the prior year. In 2018, for the EBITDA and Cash Flow goals, the Committee established a minimum level of performance at or below which there is no payout for that component. Above the minimum level of performance, each NEO earns a payout calculated on a linear path up to and including the target level of performance (100% payout). Above the target level of performance, each NEO earns a payout calculated on a linear path up to and including the maximum level of performance (200% payout). The Committee established fixed payout percentages for our NEOs for the EH&S goals. A minimum level of performance was established for SIFs and OIIR at which each NEO earns a 30% payout. The Committee established target (100% payout) and maximum (200% payout) levels of performance for SIFs, OIIR and ERI.
The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2018 ICP awards granted to our NEOs. The 2018 ICP award amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Each NEO’s actual bonus under the 2018 ICP is calculated based on the information provided in the table below. In each case, the “Target Award” amount for each NEO is multiplied by the weighting percentage and performance achieved percentage for each individual component to determine the payout for that component. The total bonus payout is the sum of the individual component payouts.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	2018 ICP Payout ($)
C. Rogerson	100%	1,000,000	Hexion Global EBITDA / 55%	102%	561,000
			EH&S Goal / 10%	40%	40,000
			Hexion Cash Flow / 35%	90%	315,000
G. Knight	70%	354,445	Hexion Global EBITDA / 55%	102%	198,844
			EH&S Goal / 10%	40%	14,178
			Hexion Cash Flow / 35%	90%	111,650
J. Bevilaqua	80%	504,887	Hexion Global EBITDA / 55%	102%	283,241
			EH&S Goal / 10%	40%	20,195
			Hexion Cash Flow / 35%	90%	159,039
N. Fisher	70%	285,761	Hexion Global EBITDA / 27.5%	102%	80,156
			Hexion EH&S Goal / 5%	40%	5,715
			Hexion Cash Flow / 17.5%	90%	45,007
			Momentive Segment EBITDA / 35%	198.9%	198,933
			Momentive EH&S Goal / 5%	125%	17,860
			Momentive Working Capital / 10%	39.3%	11,230
D. Johns	70%	362,049	Hexion Global EBITDA / 55%	102%	203,109
			EH&S Goal / 10%	40%	14,482
			Hexion Cash Flow / 35%	90%	114,045

Discretionary Awards
The CEO periodically uses discretionary awards to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee. No discretionary awards were made to our NEOs for services performed in 2018.
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
Our long-term strategy includes the use of periodic grants, rather than ongoing annual grants of equity. We believe that periodic grants provide an incentive toward a long-term projected value. Our equity awards contain performance- and service-vesting requirements. Awards that are conditioned on service-vesting requirements function as a retention incentive, while awards that are conditioned on performance- and service-vesting requirements are linked to the attainment of specific long-term objectives.

We have historically used the following types of equity awards: (i) options to purchase common units and (ii) restricted deferred units. Prior to the combination of the Company and MPM in 2010, our NEOs received awards under the following plans administered by Hexion LLC, Hexion or MPM: the 2004 Stock Incentive Plan (the “2004 Stock Plan”), the 2004 Deferred Compensation Plan (the “2004 DC Plan”), the 2007 Long-Term Incentive Plan (the “2007 Long-Term Plan”) and the Momentive Performance Materials Holdings Inc. 2007 Long-Term Incentive Plan (the “MPM 2007 Plan”). At the time of the combination of the Company and MPM in 2010, all outstanding equity awards that included common units of Hexion LLC and shares of MPM Holdings were converted into units of Hexion Holdings. In February 2011, the Hexion Holdings Committee approved and granted awards under a new long-term equity incentive plan for key leaders and directors of the Company and MPM (the “2011 Equity Plan”). These equity plans are described in the “Narrative to Outstanding Equity Awards Table” below.
Cash Awards
The Committee may, from time to time, approve long-term cash awards or plans for our key associates, including our NEOs. These awards are designed to pay over extended performance periods subject to the achievement of specified, measurable performance goals, and are further conditioned upon continued employment. As such, these awards are useful for providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards that are not yet liquid.
Retaining key talent during difficult business cycles has been a critical focus for the Company in recent years. It became apparent to the Committee that the long-term performance goals established under our 2012 plan would likely never be achieved due to the MPM bankruptcy. Therefore, to ensure the continued retention of key talent during a critical period of challenging business conditions, the Committee granted new long-term cash awards to key leaders employed by the Company in November 2014, under the Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan (the “LTIP”). The LTIP awards are subject to service-vesting requirements. Acceptance of this award was conditioned upon the participant’s forfeiture of certain earlier awards.
In November 2016, new long-term cash awards were made under the LTIP to all of our NEOs. These awards vest based upon service and/or performance metrics, depending upon the grantee.
In July 2017, following the retirement announcement of Mr. Craig Morrison, our former CEO, a modification was made to the 2016 awards to ensure stability and retention of key associates; including the NEOs, except for Mr. Rogerson. A portion of these awards that were payable based on achievement of performance metrics were converted into time-based awards payable in 2020.
3. Benefits
The Company provides a comprehensive suite of benefits to eligible associates, including our NEOs. Our benefit programs are designed to provide market-competitive benefits for associates and their covered dependents. Each of our NEOs is covered under a health and welfare program that provides medical, prescription drug, dental, vision, life insurance and disability insurance benefits.
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
Additionally, because individuals are subject to U.S. tax limitations on contributions to a qualified retirement plan, and following the freezing of the Hexion Supplemental Plan, in 2011 the Company established a non-qualified Supplemental Executive Retirement Plan (“SERP”), which provides a benefit on eligible earnings that exceed the U.S. tax limit applicable to our 401(k) Plan. In 2018, our NEOs were eligible to receive a 5% company contribution on eligible earnings in excess of $275,000, which is the same benefit received by our other highly compensated salaried employees.
There were no significant changes to the Company’s benefit plans in 2018 that would impact our NEOs. There are descriptions of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.

4. Other
Temporary Assignment / Relocation
The Company may provide certain additional benefits to an executive officer if he or she is on a temporary international or domestic assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home. For example, the Company may provide family travel and housing allowances, other one-time allowances, tax equalization payments, and reimbursements or payments for relocation from the executive officer’s home. In addition, pursuant to the Company’s relocation policy, certain expenses are grossed up to protect the executive from the tax consequences associated with those certain relocation expenses. We believe that, as a global company, it is necessary to offer this benefit to encourage key associates and executives to temporarily relocate for strategic business reasons.
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
Geoffrey A. Manna
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

SUMMARY COMPENSATION TABLE
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer, and our three next most highly compensated executive officers whom we collectively refer to as our NEOs.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (3)	All Other Compensation ($) (i) (4)	Total ($) (j)
Craig A. Rogerson President and Chief Executive Officer	2018	1,000,000	—	—	—	916,000	—	374,556	2,290,556
	2017	480,769	888,410	—	—	111,590	—	258,302	1,739,071
	2016	—	—	—	—	—	—	—	—

George F. Knight Executive Vice President and Chief Financial Officer	2018	496,612	475,000	—	—	324,672	—	53,412	1,349,696
	2017	480,937	272,267	—	—	76,063	—	54,778	884,045
	2016	475,000	272,267	—	—	81,562	10,839	50,142	889,810

Joseph P. Bevilaqua Executive Vice President and Chief Operating Officer	2018	631,108	583,333	—	—	462,476	—	70,090	1,747,007
	2017	631,108	743,600	—	—	112,681	—	77,118	1,564,507
	2016	631,108	743,600	—	—	182,883	9,856	109,745	1,677,192

Nathan E. Fisher Executive Vice President, Global Procurement	2018	408,230	392,529	—	—	620,588	—	46,870	1,468,217
	2017	400,380	596,232	—	—	196,344	—	43,564	1,236,520
	2016	383,183	596,232	—	—	199,876	5,769	40,006	1,225,066

Douglas A. Johns Executive Vice President and General Counsel	2018	517,213	517,213	—	—	331,637	—	50,548	1,416,611
	2017	517,213	594,880	—	—	80,802	—	48,768	1,241,663
	2016	517,212	594,880	—	—	88,811	—	75,331	1,276,234

(1)	The amounts shown in column (d) for 2018 reflect time-based amounts paid under the LTIP to each NEO with the exception of Mr. Rogerson.

(2)
The amounts shown in column (g) for 2018 reflect the amounts earned under the 2018 ICP, based on performance achieved for 2018. The material terms of the 2018 ICP are described in the Compensation Discussion & Analysis above. Payments under the 2018 ICP were made in March 2019. The amount for Mr. Fisher includes $261,686 under the LTIP for MPM performance-based achievement under the Shared Services Agreement.

(3)
The amounts shown in column (h) reflect the net actuarial decrease in the present value of benefits under the Hexion U.S. Pension Plan and the Hexion Supplemental Plan for Knight, Bevilaqua, and Fisher. Mr. Rogerson and Mr. Johns are not participants in these plans. The decrease in net present value for 2018 includes: for Mr. Knight, a ($18,601) decrease; for Mr. Bevilaqua, a ($22,092) decrease; and for Mr. Fisher, a ($8,460) decrease in net present value. See the Pension Benefits Table below for additional information regarding our pension calculations, including the assumptions used for these calculations.

(4)
The amounts shown in the All Other Compensation column for 2018 include: for Mr. Rogerson: $108,401 of company contributions made or accrued to the defined contribution plans, $126,192 in tax gross-ups, $36,000 in rental housing and furniture, and $103,963 in travel expenses; for Mr. Knight: $53,412 of company contributions made or accrued to the defined contribution plans; for Mr. Bevilaqua: $70,090 of company contributions made or accrued to the defined contribution plans; for Mr. Fisher: $46,870 of company contributions made or accrued to the defined contribution plans; and for Mr. Johns: $50,548 of company contributions made or accrued to the defined contribution plans.

GRANTS OF PLAN-BASED AWARDS
The following table presents information about grants of awards during the year ended December 31, 2018, under the 2018 ICP and the 2016 LTIP grants that are subject to performance-vesting conditions.

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Craig A. Rogerson
2018 ICP	25,000	1,000,000	2,000,000
George F. Knight
2018 ICP	8,861	354,445	708,890
Joseph P. Bevilaqua
2018 ICP	12,622	504,887	1,009,773
Nathan E. Fisher
2018 ICP	3,572	285,761	571,523
Douglas A. Johns
2018 ICP	9,051	362,049	724,097
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
2018 Annual Incentive Compensation Plan (2018 ICP)
Information on the 2018 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
2016 Long-Term Cash Incentive Awards (2016 Awards)
In exchange for the award amounts originally granted in 2016, the Board granted new awards in July 2017 for Messrs. Knight, Johns and Fisher such that, for each of these NEOs, 67% of their target award is payable based upon continued service with the Company and the remaining 33% is payable based upon performance achievement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table presents information about outstanding and unexercised options and outstanding stock awards held by our NEOs at December 31, 2018. The securities underlying the awards are common units of Hexion Holdings, and the awards were granted under the 2004 Stock Plan, 2007 Long-Term Plan, the MPM 2007 Plan and the 2011 Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of these plans and the vesting conditions applicable to the awards.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (g)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (h) (1)
Craig A. Rogerson	—	—	—	—	—	—	—
George F. Knight
2011 Equity Plan:
2011 Grant:
Tranche A Options (2)	32,375	—	—	4.85	2/23/2021	—	—
Tranche B Options (3)	—	—	16,187	4.85	2/23/2021	—	—
Tranche C Options (4)	—	—	16,187	4.85	2/23/2021	—	—
Tranche B RDUs (3)	—	—	—	—	—	5,396	—
Tranche C RDUs (4)	—	—	—	—	—	5,396	—
2013 Grant:
Unit Options (5)	35,044	—	—	1.42	3/8/2023	—	—
RDUs (6)	—	—	—	—	—	27,672	—
Joseph P. Bevilaqua
2011 Equity Plan:
2011 Grant:
Tranche A Options (2)	183,517	—	—	4.85	2/23/2021	—	—
Tranche B Options (3)	—	—	91,758	4.85	2/23/2021	—	—
Tranche C Options (4)	—	—	91,758	4.85	2/23/2021	—	—
Tranche B RDUs (3)	—	—	—	—	—	30,586	—
Tranche C RDUs (4)	—	—	—	—	—	30,586	—
2013 Grant:
Unit Options (5)	416,189	—	—	1.42	3/8/2023	—	—
RDUs (6)	—	—	—	—	—	328,635	—
Nathan E. Fisher
2011 Equity Plan:
2011 Grant:
Tranche A Options (2)	118,710	—	—	4.85	2/23/2021	—	—
Tranche B Options (3)	—	—	59,356	4.85	2/23/2021	—	—
Tranche C Options (4)	—	—	59,356	4.85	2/23/2021	—	—
Tranche B RDUs (3)	—	—	—	—	—	19,785	—
Tranche C RDUs (4)	—	—	—	—	—	19,785	—
2013 Grant:							—
Unit Options (5)	244,906	—	—	1.42	3/8/2023	—	—
RDUs (6)	—	—	—	—	—	193,385	—
Douglas A. Johns
2007 MPM Plan:
Tranche A Options (7)	89,979	—	—	2.59	12/31/2020	—	—
2011 Equity Plan:
2011 Grant:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (g)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (h) (1)
Tranche A Options (2)	60,480	—	—	4.85	2/23/2021	—	—
Tranche B Options (3)	—	—	30,240	4.85	2/23/2021	—	—
Tranche C Options (4)	—	—	30,240	4.85	2/23/2021	—	—
Tranche B RDUs (3)	—	—	—	—	—	10,080	—
Tranche C RDUs (4)	—	—	—	—	—	10,080	—
2013 Grant:
Unit Options (5)	262,861	—	—	1.42	3/8/2023	—	—
RDUs (6)	—	—	—	—	—	207,563	—

(1)
Because equity interests in our ultimate parent, Hexion Holdings, are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in column (h) are based on the value of a unit of Hexion Holdings as of December 31, 2018, as determined by Hexion Holdings’ Board of Managers for management equity transaction purposes. In light of differences between the companies, including differences in capitalization, the value of a unit in Hexion Holdings does not necessarily equal the value of a share of the Company’s common stock.

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

(5)	This award vested in four equal annual installments on each December 31st of 2013 through 2016.

(6)
This award vests on the earlier to occur of (i) the one-year anniversary of the date that the common unit value is at least $3.50 following certain corporate transactions and (ii) six months following the date that the common unit value is at least $3.50 following certain change-in-control transactions.

(7)	This award time-vested over five years.
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
OPTION EXERCISES AND STOCK VESTED
The Option Exercises and Stock Vested table is omitted since there were no such transactions for our NEOs during the year ended December 31, 2018.
PENSION BENEFITS
The following table presents information regarding the benefits payable to each of our NEOs at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of Hexion as of December 31, 2018. The table does not provide information regarding the Company’s qualified or non-qualified defined contribution plans. The amounts shown in the table for each participant represent the present value of the annuitized benefit and do not represent the actual cash value of a participant’s account.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig A. Rogerson(2)	Hexion U.S. Pension Plan	—	—	—
	Hexion Supplemental Plan	—	—	—
George F. Knight	Hexion U.S. Pension Plan	12.23	178,665	—
	Hexion Supplemental Plan	11.74	78,970	—
Joseph P. Bevilaqua	Hexion U.S. Pension Plan	7.25	114,998	—
	Hexion Supplemental Plan	6.76	143,811	—
Nathan E. Fisher	Hexion U.S. Pension Plan	6.33	88,764	—
	Hexion Supplemental Plan	5.84	25,996	—
Douglas A. Johns (2)		—	—	—

(1)
The number of years of credited service set forth in column (c) reflects the number of years between the NEO’s hire date and the plan freeze date, and is used to determine benefit accrual under the applicable plan.

(2)	Mr. Rogerson and Mr. Johns do not participate in the Hexion U.S. Pension Plan or the Hexion Supplemental Plan.
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
Mr. Knight and Mr. Bevilaqua are both currently eligible for early retirement under the Hexion U.S. Pension Plan, both having met the eligibility criteria of having reached age 55 with 10 years of service with the Company.

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

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig A. Rogerson	—	10,538	151	—	10,689
George F. Knight
Hexion Supplemental Plan	—	—	6,022	—	204,017
Hexion SERP (1)	—	14,625	2,257	—	84,198
Hexion 2004 DC Plan (2)	—	—	(8,367)	—	—
Joseph P. Bevilaqua
Hexion Supplemental Plan	—	—	11,749	—	398,057
Hexion SERP (1)	—	27,200	7,402	—	265,190
Hexion 2004 DC Plan (2)	—	—	(31,357)	—	—
Nathan E. Fisher
Hexion Supplemental Plan	—	—	840	—	28,472
Hexion SERP (1)	—	16,513	2,051	—	78,233
Hexion 2004 DC Plan (2)	—	—	(14,642)	—	—
Douglas A. Johns
Hexion SERP (1)	—	16,801	1,397	—	56,237

(1)
The amount shown in column (c) for the Hexion SERP is included in the All Other Compensation column of the Summary Compensation Table for 2017. These amounts were earned in 2017 and credited to the accounts by Hexion in 2018.

(2)
The amount shown in column (f) is based on the number of vested units multiplied by the value of a common unit of Hexion Holdings on December 31, 2018, as determined by Hexion Holdings’ Board of Managers for management equity purposes.

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
Hexion 2004 DC Plan
In 2004, in connection with Apollo’s acquisition of the Company, Messrs. Knight, Bevilaqua, and Fisher deferred the receipt of compensation and were credited with a number of deferred stock units (DCUs) in Hexion LLC equal in value to the amount of compensation deferred. The 2004 DC Plan is an unfunded plan. Any cash or units distributed pursuant to the 2004 DC Plan are distributable only upon a termination of employment or retirement. The NEOs mentioned above each have a put right, which can be exercised upon termination of employment to require the Company to pay them the then market value of the DCUs credited to their account. If the put right is not exercised, the NEO will be issued units in Hexion Holdings.

At December 31, 2018, the number of DCUs credited to the remaining NEOs were: Mr. Knight - 21,453; Mr. Bevilaqua - 80,403; and Mr. Fisher - 37,543.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
The Company has employment agreements or letters with Rogerson, Knight, Bevilaqua, and Johns. The section below describes the payments that may be made to our Named Executive Officers upon separation, pursuant to these individual agreements, applicable corporate practices, or in connection with a change in control. For payments made upon a retirement, other than in connection with a separation or change in control, also see the discussion in the Pension Benefits and Nonqualified Deferred Compensation tables and related narratives above.
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

The employment agreement with Mr. Bevilaqua provide that if the executive’s employment is terminated by the Company without cause or the executive resigns for good reason (as defined in his employment agreement), the Company will provide him with continued base salary for 18 months and a lump sum payment equal to the estimated cost for the executive to continue COBRA coverage for 18 months. In addition, any accrued but unpaid compensation through the termination date will be paid in a lump-sum payment at the time of termination. The employment agreements also contain an agreement to not disclose non-public information; an agreement not to compete with the Company during the severance period, or, in the case of a termination by the Company for cause or by the executive without good reason, for 12 months following the date he ceases receiving any payments from the Company related to salary, bonus or severance; and a non-solicitation agreement for an additional year beyond the date he ceases receiving any payment from the Company related to salary, bonus or severance.
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

Retirement Payments
The following table describes payments our NEOs would have received had the individual’s employment been terminated by the Company without cause, or in the case of Rogerson and Bevilaqua, by the executive for good reason, as of December 31, 2018.

Name	Cash Severance ($) (1)	Estimated Value of Benefits ($) (2)	2018 ICP ($) (3)	MPM 2007 Plan ($) (4)
Craig A. Rogerson	3,000,000	43,728	916,000	—
George F. Knight	759,525	22,663	324,672	—
Joseph P. Bevilaqua	946,662	32,722	462,476	—
Nathan E. Fisher	408,230	40,345	620,588	—
Douglas A. Johns	775,820	43,728	331,637	250,000

(1)
This column reflects cash severance payments due under the NEO’s employment agreement, or under the applicable severance guidelines of the Company, as described above, based on salary as of December 31, 2018.

(2)
This column reflects the estimated value of health care benefits and outplacement services. Under the Company’s severance guidelines, each NEO would be entitled to 12 months of executive outplacement services in the event of a termination through no fault of his own. The values are based upon the Company’s estimated cost of providing such benefits as of December 31, 2018.

(3)
This column reflects the amount earned by each executive under the 2018 ICP, which would be paid if he or she was employed on December 31, 2018, but incurred a termination of employment by the Company without cause (or in the case of Mr. Bevilaqua, by the executive for good reason) prior to payment. The incentive payment would be forfeited if the executive resigns (in the case of Mr. Bevilaqua, without good reason) or incurs a termination of employment by the Company for cause prior to payment.

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
Change-in-Control Payments
As noted above in the Narrative to the Outstanding Equity Awards Table, our NEOs will be entitled to accelerated vesting of their outstanding unvested equity awards under the 2011 Equity Plan in connection with certain corporate transactions or change-in-control transactions. In addition, under the 2016 LTIP Awards, the service components of the awards would be deemed satisfied upon a change-in-control transaction but the performance conditions would not be accelerated. The exercise prices of all of the options held by our NEOs at December 31, 2018, exceeded the year-end unit value as determined by the Hexion Holdings’ Board of Managers for management equity purposes.
PAY RATIO DISCLOSURE
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, following is information about the relationship of the annual total compensation of our employees and the total compensation of Mr. Craig Rogerson, our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
For the most recently completed fiscal year ended December 31, 2018:

•	The median of the annual total compensation of all our employees (other than our CEO) was $66,685; and

•	The total compensation of our CEO was $2,290,556.
Pay Ratio

Annual Total Compensation of Mr. Rogerson, our CEO	Median of the Annual Total Compensation of All Employees	Pay Ratio
$2,290,556	$66,685	34 to 1

Methodology
As there have been no changes in the employee population or the employee compensation arrangements that would significantly impact the pay ratio disclosure, as permitted by Item 402(u) of Regulation S-K, we have used the same median employee identified last year. December 2018 year-to-date average foreign exchange rates were used to translate the local currency to U.S dollars for the median paid employee’s annual total compensation.
The table below lists the components of total compensation for Mr. Rogerson:

Compensation Component	Annualized Amount
Salary	$1,000,000
Non-Equity Incentive Plan	916,000
All Other Compensation:
Employer 401(k) match (qualified plan)	13,750
Employer annual retirement contribution (qualified plan)	8,250
Employer supplemental executive retirement plan contribution, including interest credits (non-qualified plan)	86,401
Commuting and housing allowance, including tax gross-up	266,155
Total annualized compensation	$2,290,556
DIRECTOR COMPENSATION
The following table presents information regarding the compensation earned or paid during 2018 to our directors who are not also NEOs and who served on the Board of Managers of Hexion Holdings during the year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Samuel Feinstein	88,000	88,000
William H. Joyce	87,000	87,000
Robert Kalsow-Ramos	90,000	90,000
Scott M. Kleinman(1)	85,000	85,000
Geoffrey A. Manna	88,000	88,000
Jonathan Rich(2)	65,250	65,250
Marvin O. Schlanger	84,000	84,000
Lee Stewart	25,000	25,000

(1)	On February 8, 2019, Scott M. Kleinman resigned from the Board of Managers of Hexion Holdings and from the Executive and Compensation Committees.

(2)	On November 30, 2018, Jonathan Rich resigned from the Board of Managers of Hexion Holdings.
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

During 2018, there were no stock or option awards granted to directors, and there are no outstanding, unvested stock awards held by these directors. The aggregate number of unexercised option awards held by our directors at December 31, 2018 is shown in the following table.

Director	Unexercised Option Awards (#)	Vested (#)
Samuel Feinstein	—	—
William H. Joyce	127,103	127,103
Robert Kalsow-Ramos	—	—
Scott M. Kleinman(1)	127,103	127,103
Geoffrey A. Manna	—	—
Jonathan Rich(2)	1,013,795	1,013,795
Marvin O. Schlanger	127,103	127,103

(1)	On February 8, 2019, Scott M. Kleinman resigned from the Board of Managers of Hexion Holdings and from the Executive and Compensation Committees.

(2)	On November 30, 2018, Jonathan Rich resigned from the Board of Managers of Hexion Holdings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Feinstein, and Kalsow-Ramos, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P., our indirect controlling shareholder. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2018.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Hexion Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Hexion Holdings common units, as of April 1, 2019, and shows the number of units and percentage owned by:

•	each person known to beneficially own more than 5% of the common units of Hexion Holdings;

•	each of Hexion’s 2018 Named Executive Officers;

•	each current member of the Board of Managers of Hexion Holdings; and

•	all of the executive officers and current members of the Board of Managers of Hexion Holdings as a group.
As of April 1, 2019, Hexion Holdings had 308,843,407 common units issued and outstanding. The amounts and percentages of common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common units, and has not pledged any such units as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Apollo Funds (1)	278,426,128	87.0%
ASF Radio, L.P. (2)	25,491,297	8.0%
Geoffrey A. Manna (3)	—	*
Samuel Feinstein (4)	—	*
William H. Joyce (5) (6)	127,103	*
Robert Kalsow-Ramos (4)	—	*
Marvin O. Schlanger (7)	748,701	*
Lee C. Stewart(8)	—	*
Craig A. Rogerson (11)	—	*
George F. Knight (9) (11)	78,210	*
Joseph P. Bevilaqua (10) (11)	660,878	*
Nathan E. Fisher (11) (12)	403,187	*
Douglas A. Johns (11) (13)	529,860	*
All Managers and Executive Officers as a group (14)	6,910,667	2.2%

*	less than 1%

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

(3)	The address for Mr. Manna is 8400 SW 54th Ave. Miami, FL 33143.

(4)	The address for Messrs Feinstein and Kalsow-Ramos is c/o Apollo Management L.P., 9 West 57th Street, New York, New York 10019.

(5)	Represents common units issuable upon the exercise of options currently exercisable, or exercisable by December 31, 2020.

(6)	The address for Dr. Joyce is c/o Advanced Fusion Systems LLC, 11 Edmond Road, Newtown, CT 06470.

(7)
Includes 127,103 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2019. The address for Mr. Schlanger is c/o Cherry Hill Chemical Investments, One Greentree Centre, 10000 Lincoln Drive East, Suite 201, Marlton, NJ 08053.

(8)	The address for Mr. Stewart is 10 Cemetery Road, Sharon, CT 06069.

(9)
Includes 67,419 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2019. Does not include 21,453 vested deferred units credited to Mr. Knight’s account.

(10)
Includes 599,706 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2019. Does not include 80,403 vested deferred units credited to Mr. Bevilaqua’s account.

(11)	The address for Messrs. Rogerson, Knight, Bevilaqua, Fisher, and Johns is c/o Hexion Inc., 180 E. Broad St., Columbus, Ohio 43215.

(12)
Includes 363,616 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2019. Does not include 37,543 vested deferred units credited to Mr. Fisher’s account.

(13)	Includes 413,320 common units issuable upon the exercise of options currently exercisable or exercisable by April 30, 2019.

(14)
Includes 5,124,675 common units issuable upon the exercise of options granted to our directors and executive officers that are currently exercisable or exercisable by April 30, 2019. Does not include 139,399 of vested deferred common stock units.

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
Related Transactions
Management Consulting Agreement
We are subject to an Amended and Restated Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, we receive certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 million or 2% of our Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 million for the year ended December 31, 2018. During the year ended December 31, 2018, we recognized an expense under the Management Consulting Agreement of $3 million. The Management Consulting Agreement also provides for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by us.
Shared Services Agreement and Other Agreements with MPM and its Subsidiaries
On October 1, 2010, we entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings), as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, we provide to MPM, and MPM provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the parties. The Shared Services Agreement was renewed for one year starting October 2018, subject to termination rights of each of the Company or MPM, without cause, on not less than 30 days’ written notice.
On February 11, 2019, MPM provided notice of its intention to terminate the Shared Services Agreement, effective March 14, 2019. The termination triggers a period of up to 14 months during which time the parties will work together to facilitate an orderly transition of services provided under the Shared Services Agreement.
Pursuant to this agreement, during the year ended December 31, 2018, we had a total cost pool of $28 million for shared services and MPM had a total cost pool of $21 million for shared services. Included in the cost pools during the year ended December 31, 2018 were net billings from us to MPM of $14 million. These net billings were made to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 57% for us and 43% for MPM, as well as to reflect costs allocated 100% to one party. We had accounts receivable from MPM of $2 million as of December 31, 2018, and no accounts payable to MPM.

We also sell products to, and purchase products from, MPM. We sold less than $1 million of products to MPM during 2018, and we purchased $32 million of products from MPM. During 2017, we earned $1 million from MPM as compensation for acting as distributor of products. As of December 31, 2018, we had no accounts receivable from MPM and $3 million of accounts payable to MPM related to these agreements.
Purchases and Sales of Products and Services with Affiliates Other than MPM
We sell products to various Apollo affiliates other than MPM. These sales were $2 million for the year ended December 31, 2018. Accounts receivable from these affiliates were less than $1 million at December 31, 2018. We also purchase raw materials and services from various Apollo affiliates other than MPM. There were no purchases for the year ended December 31, 2018. We had no accounts payable to these affiliates at December 31, 2018.
Other Transactions and Arrangements
We sell products and provide services to, and purchase products from, our other joint ventures which are recorded under the equity method of accounting. These sales were $9 million for the year ended December 31, 2018. Accounts receivable from these joint ventures were $2 million at December 31, 2018. These purchases were $6 million for the year ended December 31, 2018. We had accounts payable to these joint ventures of less than $1 million at December 31, 2018.
We had a loan receivable of $7 million from our unconsolidated forest products joint venture in Russia as of December 31, 2018.
Director Independence
We and Hexion Holdings have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our Board of Directors or Board of Managers be independent. However, for purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we and Hexion Holdings have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, Messrs. Joyce, Manna, and Stewart are independent.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2018 and 2017 (in millions):

	PwC
	2018	2017
Audit fees (1)	$4.5	$4.3
Audit-related fees (2)	2.0	2.4
Tax fees (3)	0.5	0.7
Other fees (4)	1.7	1.1
Total	$8.7	$8.5

(1)
Audit Fees: This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations, including stand-alone audits of Hexion International Cooperatief U.A. for the fiscal years ended December 31, 2018 and 2017.

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

(2)
Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Hexion International Cooperatief U.A., as its securities collateralize the Company’s securities that have been registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the reports of independent registered public accounting firms. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

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
		S-3	33-45770	4(a) thru 4(d)
4.2	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee, related to the $1,000,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	2/4/2010
4.3	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	2/4/2010
4.4	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 8.875 Senior Secured Notes due 2018	8-K	001-00071	4.1	6/9/2010
4.5	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	11/12/2010
4.6	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	3/20/2012
4.7	Second Supplemental Indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	1/18/2013
4.8	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $1,100,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	2/6/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.9	Second Supplemental Indenture, dated as of March 28, 2013, by and among Hexion U.S. Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/3/2013
4.10	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	12/2/2014
4.11	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	12/2/2014
4.12	First Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 9.00% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.3	12/2/2014
4.13	Indenture, dated as of April 15, 2015, by and among Hexion Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $315,000,000 10.00% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/15/2015
4.14	Indenture, dated as of February 8, 2017, between Hexion 2 U.S. Finance Corp. and Wilmington Trust, National Association, as trustee, related to the $485,000,000 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.1	2/10/2017
4.15	Supplemental Indenture, dated as of February 8, 2017, among Hexion Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the $485,000,000 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.2	2/10/2017
4.16	Indenture, dated as of February 8, 2017, among Hexion Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $225,000,000 13.75% Senior Secured Notes due 2022.	8-K	001-00071	4.3	2/10/2017
4.17	Second Supplemental Indenture, dated as of May 12, 2017, by and among Hexion Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the $75,000,000 additional 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.1	5/12/2017
4.18	Fourth Supplemental Indenture, dated as of June 19, 2018, among Hexion Deer Park LLC, Hexion Inc. and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.1	11/13/2018
4.19	First Supplemental Indenture, dated as of June 19, 2018, among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.2	11/13/2018
4.20	Third Supplemental Indenture, dated as of June 19, 2018, among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.3	11/13/2018
4.21	First Supplemental Indenture, dated as of June 19, 2018, among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.4	11/13/2018
4.22	Second Supplemental Indenture, dated as of June 19, 2018 among Hexion Deer Park LLC, Hexion Inc, Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as trustee.	10-Q	001-00071	4.5	11/13/2018
4.23	Agreement of Resignation, Appointment and Acceptance, dated as of March 29, 2019, among Hexion Inc., Wilmington Trust, National Association and Wilmington Savings Fund Society, FSB, related to the 13.75% Senior Secured Notes due 2022.	8-K	001-00071	4.1	4/1/2019
4.24
Agreement of Resignation, Appointment and Acceptance, dated as of April 9, 2019, among Hexion Inc., Wilmington Trust, National Association and U.S. Bank National Association, related to the 6.625% First-Priority Senior Secured Notes due 2020, the 10.00% First-Priority Senior Secured Notes due 2020 and the 10.375% First-Priority Senior Secured Notes due 2022.
						X
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.16‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.17‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.18	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.19	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.20	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.21	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10.14	3/16/2001
10.22	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10.19	3/16/2001
10.23	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.21	3/16/2001
10.24	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10.22	3/16/2001
10.25†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10.45	3/22/2007
10.26	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.23	3/16/2001
10.27	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.24	3/16/2001
10.28	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10.25	3/16/2001
10.29	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10.66	7/15/2005
10.30	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent	10-K	001-00071	10.57	3/11/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.31	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10.4	8/13/2009
10.32	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein)	8-K	001-00071	10.5	6/9/2010
10.33	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent	8-K	001-00071	10.2	11/12/2010
10.34‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.70	3/18/2011
10.35‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.36‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.37‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011
10.38	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.39	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.40‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.41‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.42	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
10.43
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
		8-K	001-00071	10.1	2/6/2013
10.44	Additional Secured Party Consent, dated January 31, 2013, among Wilmington Trust Bank, National Association, as trustee and as authorized representative, JPMorgan Chase Bank, N.A., as applicable first lien representative and collateral agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	2/6/2013
10.45	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	001-00071	10.1	3/6/2013
10.46	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.2	3/6/2013
10.47	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	001-00071	10.3	3/6/2013
10.48‡	Momentive Performance Materials Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	001-00071	10.92	4/1/2013
10.49‡	Amended and Restated Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	10-K	001-00071	10.93	4/1/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.50	ABL Intercreditor Agreement, dated as of March 28, 2013, by and among JPMorgan Chase Bank, N.A., as the ABL facility collateral agent, Wilmington Trust, National Association, as applicable first-lien agent and first-lien collateral agent, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	4/3/2013
10.51	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent.	8-K	001-00071	10.3	4/3/2013
10.52	Collateral Agreement, dated as of March 28, 2013, by and among Momentive Specialty Chemicals Inc., subsidiaries of Momentive Specialty Chemicals Inc. party thereto and Wilmington Trust, National Association, as collateral agent.	8-K	001-00071	10.4	4/3/2013
10.53	Joinder and Supplement to Second Lien Intercreditor Agreement, dated as of March 28, 2013, among JPMorgan Chase Bank, N.A., as ABL credit agreement agent, former intercreditor agent and new intercreditor agent, Wilmington Trust Company, as second-lien trustee, Wilmington Trust, National Association, as 1.5 lien trustee, Wilmington Trust, National Association, as first lien trustee, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and subsidiaries of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.6	4/3/2013
10.54‡	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	001-00071	10.87	3/31/2014
10.55‡	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc., and the subsidiaries of the Momentive Performance Materials Inc., party thereto	8-K	001-00071	10.1	10/30/2014
10.56‡	Momentive Performance Materials Holdings LLC Long-Term Cash Incentive Plan	10-Q	001-00071	10.1	11/10/2014
10.57‡	Form of 2014 Cash-based Long-Term Incentive Award Agreement	10-Q	001-00071	10.2	11/10/2014
10.58‡	Summary of Terms of Employment between Momentive Performance Materials Inc. and Douglas Johns dated October 3, 2010	10-K	001-00071	10.82	3/10/2015
10.59	First Lien Intercreditor Agreement, dated as of April 15, 2015, among Wilmington Trust, National Association, as collateral agent, Wilmington	8-K	001-00071	10.1	4/15/2015
10.60	Additional Secured Party Consent, dated April 15, 2015, among Wilmington Trust, National Association, as authorized representative for the new secured parties, Wilmington Trust, National Association, as collateral agent, and Hexion Inc.	8-K	001-00071	10.2	4/15/2015
10.61
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
10.62
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
		8-K	001-00071	10.4	4/15/2015
10.63	Joinder Agreement to ABL Intercreditor Agreement, dated as of April 15, 2015, by and among JPMorgan Chase Bank, N.A., as ABL facility collateral agent, Wilmington Trust, National Association, as new representative, applicable first-lien agent and first-lien collateral agent, and Hexion Inc.	8-K	001-00071	10.5	4/15/2015
10.64‡	Hexion Holdings LLC 2015 Incentive Compensation Plan	10-Q	001-00071	10.1	5/13/2015
10.65‡	Summary of Terms of Employment between Hexion Inc. and Douglas A. Johns dated May 6, 2015	10-Q	001-00071	10.1	8/12/2015
10.66	Amendment Agreement, dated as of July 27, 2015, among Hexion LLC, Hexion Inc., as U.S. borrower, Hexion Canada Inc., as Canadian borrower, Hexion B.V., as Dutch borrower, Hexion UK Limited and Borden Chemical UK Limited, as U.K. borrowers, Hexion GmbH, as German borrower, the other subsidiaries of Hexion LLC party thereto, as loan parties, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	001-00071	10.2	8/12/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.67‡	Summary of Terms of Employment between Hexion Inc. and George F. Knight dated October 22, 2015	10-K	001-00071	10.79	3/14/2016
10.68	2015 Audited Financial Statements of Unconsolidated Affiliate of Hexion Inc.	10-K	001-00071	10.80	3/14/2016
10.69‡	Hexion Holdings LLC 2016 Incentive Compensation Plan	8-K	001-00071	10.2	5/6/2016
10.70‡	Form of 2016 Cash-Based Long-Term Incentive Award Agreement	10-Q	001-00071	10.1	11/14/2016
10.71	Amendment Agreement, dated as of December 21, 2016, among Hexion LLC, certain subsidiaries of Hexion LLC party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	001-00071	10.1	12/23/2016
10.72‡	2016 Cash-Based Long-Term Incentive Award Agreement for Nathan E. Fisher dated January 3, 2017	10-K	001-00071	10.76	3/8/2017
10.73	2016 Audited Financial Statements of Unconsolidated Affiliate of Hexion Inc.	10-K	001-00071	10.77	3/8/2017
10.74	Additional Secured Party Consent, dated as of February 8, 2017, among Wilmington Trust, National Association, as authorized representative for the new secured parties, Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as authorized representative of the new secured parties, Wilmington Trust, National Association, as authorized representative for the notes obligations, Wilmington Trust, National Association, as authorized representative for the initial other first priority obligations, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.	8-K	001-00071	10.1	2/10/2017
10.75
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
		8-K	001-00071	10.2	2/10/2017
10.76	Second Joinder Agreement to ABL Intercreditor Agreement, dated as of February 8, 2017, among JPMorgan Chase Bank, N.A., as ABL facility collateral agent, Wilmington Trust, National Association, as new representative, applicable first-lien agent and first-lien collateral agent, and Hexion Inc.	8-K	001-00071	10.3	2/10/2017
10.77	Collateral Agreement, dated as of February 8, 2017, among Wilmington Trust, National Association, as collateral agent, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.	8-K	001-00071	10.4	2/10/2017
10.78	Amended and Restated Intercreditor Agreement, dated as of February 8, 2017, among JPMorgan Chase Bank, N.A., as intercreditor agent, JPMorgan Chase Bank, N.A., as senior-priority agent for the ABL secured parties, Wilmington Trust, National Association, as senior-priority agent for the existing first lien notes, Wilmington Trust, National Association, as trustee and senior-priority agent for the new first lien notes, Wilmington Trust, National Association, as trustee and second-priority agent for the new 1.5 lien notes, Hexion LLC, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.	8-K	001-00071	10.5	2/10/2017
10.79
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
10.80
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
		10-K	001-00071	10.84	3/8/2017
10.81‡	Hexion Holdings LLC 2017 Incentive Compensation Plan	10-Q	001-00071	10.3	5/5/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.82	Additional Secured Party Consent, dated as of May 12, 2017, among Wilmington Trust, National Association, as authorized representative for the new secured parties, Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as authorized representative for the notes obligations, Wilmington Trust, National Association, as authorized representative for the initial other first priority obligations, Hexion Inc. and subsidiaries of Hexion Inc. party thereto.	8-K	001-00071	10.1	5/12/2017
10.83
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
		8-K	001-00071	10.2	5/12/2017
10.84‡	Employment Agreement, by and between Hexion Inc. and Craig A. Rogerson	10-Q	001-00071	10.2	8/11/2017
10.85‡	Long Term Incentive Compensation Award Agreement, by and between Hexion Inc. and Craig A. Rogerson	10-Q	001-00071	10.3	8/11/2017
10.86	2017 Audited Financial Statements of Unconsolidated Affiliate of Hexion Inc.	10-K	001-00071	10.90	3/2/2018
10.87‡	Hexion Holding LLC 2018 Incentive Compensation Plan	10-Q	001-00071	10.1	5/14/2018
10.88	The Deer Park Site Services, Utilities, Materials & Facilities Agreement, dated as of April 1, 2018, by and between Shell Chemical LP, on its own behalf and as authorized agent of Shell Oil Company pursuant to the Shell Chemical Authorization Agreement dated March 1, 1995 and Hexion Deer Park LLC as successor in interest to Shell Epoxy Resins LLC and Hexion Inc.	10-Q	001-00071	10.2	5/14/2018
10.89	Moerdijk Vad Site Services, Utilities, Materials and Facilties Agreement, dated as of April 1, 2018, between Hexion Vad B.V. and Shell Nederland Chemie B.V.	10-Q	001-00071	10.3	5/14/2018
10.90	Pernis Vad Site Services, Utilities, Materials and Facilities Agreement, dated as of April 1, 2018, between Hexion Vad B.V. and Shell Nederland Raffin Aderij B.V.	10-Q	001-00071	10.4	5/14/2018
10.91	Pernis Beri Site Services, Utilities, Materials and Facilities Agreement, dated as of April 1, 2018 between Hexion B.V. and Shell Nederland Raffin Aderij B.V.	10-Q	001-00071	10.5	5/14/2018
10.92	Assignment & Assumption of Deep Park Ground Lease and Grant of Easements and Extension of Term, dated as of April 1, 2018, by and between Shell Chemical LP, on its own behalf and as authorized agent of Shell Oil Company pursuant to the Chemical Authorization dated March 1, 1995, Hexion Inc., as successor in interest to Shell Epoxy Resins LLC and Hexion Deer Park LLC.	10-Q	001-00071	10.6	5/14/2018
10.93	Partial Assignment & Extension of the Amended and Restated Agreement of Sub-lease (Pernis), dated as of April 1, 2018, between Hexion Pernis Lease B.V., Hexion Vad B.V., and Shell Nederland Raffin Aderij B.V.	10-Q	001-00071	10.7	5/14/2018
10.94	First Amended and Restated Moerdijk Agreement of Lease, between Shell Nederland Chemie B.V. and Shell Epoxy Resins Nederland B.V.	10-Q	001-00071	10.8	5/14/2018
10.95	Extension of the Amended and Restated Agreement of Lease (Moerdijk), dated as of April 1, 2018, between Hexion Moerdijk Lease B.V. and Shell Nederland Chemie B.V.	10-Q	001-00071	10.9	5/14/2018
10.96	Restructuring Support Agreement, dated as of April 1, 2018, among Hexion Holdings LLC, Hexion LLC, Hexion Inc., certain subsidiaries of Hexion Inc. and certain equityholders and creditors of Hexion Inc.	8-K	001-00071	10.1	4/1/2019
10.97	Amended and Restated Senior Secured Debtor-in-Possession Asset-Based Revolving Credit Agreement, dated as of April 3, 2019, among Hexion LLC, Hexion Inc., Hexion Canada Inc., Hexion B.V., Hexion UK Limited, Borden Chemical UK Limited, Hexion GMBH, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	001-00071	10.1	4/8/2019
10.98	Reaffirmation Agreement, dated as of April 3, 2019, among Hexion LLC, Hexion Inc., Hexion Canada Inc., Hexion B.V., Hexion UK Limited, Borden Chemical UK Limited, Hexion GMBH, each Subsidiary of Hexion Inc. party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	001-00071	10.2	4/8/2019
10.99	Senior Secured Term Loan Agreement, dated as of April 3, 2019, among Hexion LLC, Hexion Inc., Hexion International Holdings B.V., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	001-00071	10.3	4/8/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.100	Guarantee Agreement, dated as of April 3, 2019, among Hexion LLC, Hexion Inc., Hexion International Holdings B.V., each Subsidiary Loan Party identified therein and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-00071	10.4	4/8/2019
10.101	2018 Audited Financial Statements of Unconsolidated Affiliate of Hexion Inc.					X
10.102‡	Hexion Holding LLC 2019 Incentive Compensation Plan					X
10.103‡	Separation Agreement by and between Hexion Inc. and Joseph Bevilaqua					X
18.1	Letter from PricewaterhouseCoopers, dated May 13, 2015 regarding preferability of a change in accounting principle	10-Q	001-00071	18.1	5/13/2015
21.1	List of Subsidiaries of Hexion Inc.					X
31.1	Rule 13a-14 Certifications:
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X

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
Date: April 11, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig A. Rogerson	Director, President and Chief Executive Officer (Principal Executive Officer) and Manager, Hexion Holdings LLC	/s/ Craig A. Rogerson	April 11, 2019

George F. Knight	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Manager, Hexion Holdings LLC	/s/ George F. Knight	April 11, 2019

Colette B. Barricks	Senior Vice President and General Controller (Principal Accounting Officer)	/s/ Colette B. Barricks	April 11, 2019

Samuel Feinstein	Manager, Hexion Holdings LLC	/s/ Samuel Feinstein	April 11, 2019

William H. Joyce	Manager, Hexion Holdings LLC	/s/ William H. Joyce	April 11, 2019

Robert Kalsow-Ramos	Manager, Hexion Holdings LLC	/s/ Robert Kalsow-Ramos	April 11, 2019

Lee C. Stewart	Manager, Hexion Holdings LLC	/s/ Lee C. Stewart	April 11, 2019

Geoffrey A. Manna	Manager, Hexion Holdings LLC	/s/ Geoffrey A. Manna	April 11, 2019

Marvin O. Schlanger	Manager, Hexion Holdings LLC	/s/ Marvin O. Schlanger	April 11, 2019

HEXION INTERNATIONAL COOPERATIEF U.A.
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15 and $18, respectively) (see Note 2)	$107	$56
Accounts receivable (net of allowance for doubtful accounts of $6 and $8, respectively)	310	246
Accounts receivable from affiliates (see Note 4)	66	90
Loans receivable from affiliates (see Note 9)	100	4
Inventories:
Finished and in-process goods	138	113
Raw materials and supplies	56	54
Current assets held for sale (see Note 12)	—	5
Other current assets	30	24
Total current assets	807	592
Long-term loans receivable from affiliates (see Note 9)	8	208
Investments in unconsolidated entities	19	11
Long-term assets held for sale (see Note 12)	—	2
Other long-term assets	21	34
Property and equipment
Land	44	38
Buildings	142	145
Machinery and equipment	1,189	1,238
	1,375	1,421
Less accumulated depreciation	(901)	(912)
	474	509
Goodwill (see Note 5)	103	108
Other intangible assets, net (see Note 5)	19	25
Total assets	$1,451	$1,489
Liabilities and Deficit
Current liabilities:
Accounts payable	$252	$226
Accounts payable to affiliates (see Note 4)	38	104
Debt payable within one year (see Note 8)	151	86
Affiliated debt payable within one year (see Note 9)	92	31
Income taxes payable	3	5
Accrued payroll and incentive compensation	29	24
Other current liabilities	46	62
Current liabilities associated with assets held for sale (see Note 12)	—	2
Total current liabilities	611	540
Long-term liabilities:
Long-term debt (see Note 8)	46	76
Affiliated long-term debt (see Note 9)	1,101	1,096
Deferred income taxes (see Note 15)	13	7
Long-term pension and postretirement benefit obligations (see Note 11)	187	230
Other long-term liabilities	92	79
Total liabilities	2,050	2,028
Commitments and contingencies (see Notes 8 and 10)
Deficit
Paid-in capital	(79)	25
Accumulated other comprehensive loss	(57)	(59)
Accumulated deficit	(461)	(504)
Total Hexion International Cooperatief U.A. shareholders’ deficit	(597)	(538)
Noncontrolling interest	(2)	(1)
Total deficit	(599)	(539)
Total liabilities and deficit	$1,451	$1,489

See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In millions)	2018	2017	2016
Net sales	$2,219	$2,011	$1,948
Cost of sales	1,916	1,734	1,632
Gross profit	303	277	316
Selling, general and administrative expense	172	175	172
Business realignment costs (see Note 2)	13	28	15
Gain on dispositions (see Note 12)	(21)	—	(28)
Other operating expense (income), net	25	15	(3)
Operating income	114	59	160
Interest expense, net	16	13	10
Affiliated interest expense, net (see Note 9)	82	75	72
Other non-operating (income) expense, net (see Note 4)	(59)	99	5
Income (loss) before income taxes and earnings from unconsolidated entities	75	(128)	73
Income tax expense (see Note 15)	38	16	31
Income (loss) before earnings from unconsolidated entities	37	(144)	42
Earnings from unconsolidated entities, net of taxes	4	1	1
Net income (loss)	41	(143)	43
Net loss attributable to noncontrolling interest	1	—	—
Net income (loss) attributable to Hexion International Cooperatief U.A.	$42	$(143)	$43
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income (loss)	$41	$(143)	$43
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	29	(24)
Loss recognized from pension and postretirement benefits	(1)	(2)	(1)
Other comprehensive income (loss)	2	27	(25)
Comprehensive income (loss)	43	(116)	18
Comprehensive loss attributable to noncontrolling interest	1	—	—
Comprehensive income (loss) attributable to Hexion International Cooperatief U.A.	$44	$(116)	$18
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash flows provided by operating activities
Net income (loss)	$41	$(143)	$43
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55	52	62
Accelerated depreciation	3	—	—
Deferred tax expense	11	1	2
Gain on disposition (see Note 12)	(21)	—	(28)
Loss on sale of assets	3	1	—
Amortization of deferred financing fees	4	2	—
Unrealized foreign currency loss (gain)	(6)	38	(54)
Unrealized losses (gains) on pension and postretirement benefit plan liabilities	(24)	3	33
Allocations of corporate overhead, net (see Note 4)	5	4	5
Loss (gain) on foreign exchange guarantee agreement with parent (see Note 4)	(36)	86	(18)
Loss on cash pooling guarantee agreement with parent (see Note 4)	1	—	2
Other non-cash adjustments	(1)	(1)	1
Net change in assets and liabilities:
Accounts receivable	10	(13)	29
Inventories	(11)	1	(24)
Accounts payable	(13)	(48)	12
Income taxes payable	9	4	18
Other assets, current and non-current	—	(14)	(21)
Other liabilities, current and non-current	21	32	100
Net cash provided by operating activities	51	5	162
Cash flows (used in) provided by investing activities
Capital expenditures	(63)	(77)	(72)
Capitalized interest	(1)	(1)	—
Proceeds from disposition, net	26	—	107
Proceeds from the sale of assets	1	3	4
Net cash (used in) provided by investing activities	(37)	(75)	39
Cash flows provided by (used in) financing activities
Net short-term debt borrowings (repayments)	22	11	(36)
Borrowings of long-term debt	234	373	283
Repayments of long-term debt	(223)	(328)	(254)
Affiliated loan repayments, net	(23)	(47)	(215)
Capital contribution from parent	—	—	13
Contribution of affiliate (see Note 1)	34	—	—
Deferred financing fees paid	(1)	(2)	—
Net cash provided by (used in) financing activities	43	7	(209)
Effect of exchange rates on cash and cash equivalents	(6)	6	(2)
Increase (decrease) in cash and cash equivalents	51	(57)	(10)
Cash, cash equivalents and restricted cash at beginning of year	56	113	123
Cash, cash equivalents and restricted cash at end of year	$107	$56	$113
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$95	$89	$83
Income taxes, net of cash refunds	15	9	15
Non-cash financing activity:
Contribution of affiliate (see Note 1)	$51	$—	$—
See Notes to Consolidated Financial Statements

HEXION INTERNATIONAL COOPERATIEF U.A.
CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)	Paid-in Capital	Loans Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion International Cooperatief U.A. Shareholders’ Deficit	Noncontrolling Interest	Total
Balance at December 31, 2015	$164	$(86)	$(61)	$(406)	$(389)	$(1)	$(390)
Net income	—	—	—	43	43	—	43
Other comprehensive loss	—	—	(25)	—	(25)	—	(25)
Non-cash changes in principal and translation adjustment	—	(93)	—	—	(93)	—	(93)
Capital contribution from parent	13	—	—	—	13	—	13
Deconsolidation of subsidiary	(3)	—	—	2	(1)	—	(1)
Allocations of corporate overhead (see Note 4)	5	—	—	—	5	—	5
Balance at December 31, 2016	179	(179)	(86)	(361)	(447)	(1)	(448)
Net loss	—	—	—	(143)	(143)	—	(143)
Other comprehensive income	—	—	27	—	27	—	27
Non-cash changes in principal and translation adjustment	—	6	—	—	6	—	6
Reclassification of affiliated loan receivable	—	173	—	—	173	—	173
Non-cash return of capital to parent	(158)	—	—	—	(158)	—	(158)
Allocations of corporate overhead (see Note 4)	4	—	—	—	4	—	4
Balance at December 31, 2017	25	—	(59)	(504)	(538)	(1)	(539)
Net income (loss)	—	—	—	42	42	(1)	41
Other comprehensive income	—	—	2	—	2	—	2
Non-cash capital contribution from affiliate	1	—	—	—	1	—	1
Non-cash return of capital to parent	(195)	—	—	—	(195)	—	(195)
Contribution of affiliate (see Note 1)	85	—	—	—	85	—	85
Impact of change in accounting policy	—	—	—	1	1	—	1
Allocations of corporate overhead (see Note 4)	5	—	—	—	5	—	5
Balance at December 31, 2018	$(79)	$—	$(57)	$(461)	$(597)	$(2)	$(599)

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
Together, CO-OP, through its investments in Hexion Canada and Hexion Holding B.V. and their respective subsidiaries (collectively referred to as the “Company”), is engaged in the manufacture and marketing of urea, phenolic, epoxy and epoxy specialty resins and coatings applications primarily used in forest and industrial and construction products and other specialty and industrial chemicals worldwide. At December 31, 2018, the Company’s operations included 26 manufacturing facilities in Europe, North America, South America, Australia, New Zealand, China and Korea.
The Company is a wholly owned subsidiary of Hexion Inc. (“Hexion” or the “Parent”), which, through a series of intermediate holding companies, is controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). The Company has significant related party transactions with Hexion, as discussed in Note 4. CO-OP operates as a business under the direction and with support of its parent, Hexion. All entities are under the common control of Hexion.
Hexion serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries.
Hexion Group Realignment
In the second quarter of 2018, there was a change in the ownership structure of several foreign subsidiaries within the Hexion group and as a result, these foreign subsidiaries are now included within the scope of the CO-OP. As a result, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flow for the year ended December 31, 2018 contain nine months of activity from these foreign subsidiaries and the Consolidated Balance Sheet at December 31, 2018 contains the balance sheet activity of these subsidiaries. At April 1, 2018, the new CO-OP subsidiaries had $85 of net assets and $151 of assets included within the “Total assets” line of the Consolidated Balance Sheet for the CO-OP. For the year ended December 31, 2018, $184 of revenue was included in “Net sales” with less than $1 of loss included in “Income (loss) before income taxes and earnings from unconsolidated entities” on the Consolidated Statements of Operations and $34 of inflows included in financing activities on the Consolidated Statements of Cash Flow. The Consolidated Statements of Deficit at December 31, 2018 included the activity at December 31, 2018 for the Hexion Group Realignment subsidiaries (see Note 13).
Bankruptcy Petitions and Going Concern
On April 1, 2019, the CO-OP’s Parent, Hexion Holdings LLC, Hexion LLC and certain of the Parent’s subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Code (the“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware, (the "Court"). None of the Debtors that filed for Bankruptcy Petitions included the CO-OP or any of its subsidiaries. As a result, the CO-OP has concluded that its Parent’s financial condition and its projected operating results, the defaults under its Parent’s debt agreements, and the risks and uncertainties surrounding its Parent’s Chapter 11 proceedings raise substantial doubt about the CO-OP’s ability to continue as a going concern.
To address the risk of not being able to continue as a going concern, the Parent has undertaken steps to restructure its balance sheet through Chapter 11 proceedings. In connection with the Bankruptcy Petitions, the Debtors received commitments from lenders for a senior secured debtor-in-possession asset-based revolving credit agreement and a term loan facility (collectively, the “Credit Facilities”), and the Debtors have entered into a Restructuring Support Agreement (the “Support Agreement”). Refer to the Parent’s Current Reports on Form 8-K filed on April 1, 2019 and April 8, 2019 for more information.
The accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has made certain adjustments to the Consolidated Financial Statements in order to be consistent with adjustments made in the Consolidated Financial Statements of the Parent, including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt (see Notes 3 and 8).

2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights. Intercompany transactions and balances have been eliminated. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significance influence over operating and financial policies (but not control), are included in “Earnings from unconsolidated entities, net of taxes” in the Consolidated Statements of Operations.
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized transaction losses of $21, losses of $21 and gains of $19 for the years ended December 31, 2018, 2017 and 2016, respectively, which are included as a component of “Net income (loss).” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”
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
Cash and Cash Equivalents—At December 31, 2018 and 2017, the Company had interest-bearing time deposits and other cash equivalent investments of $16 and $9, respectively. The Company’s restricted cash balances of $15 and $18 as of December 31, 2018 and 2017, respectively represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.” Following the adoption of ASU 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance of the Consolidated Statements of Cash Flows.
The following table includes the restricted cash changes as a result of the adoption of ASU 2016-18 in the Consolidated Statements of Cash Flows for the year ended December 2017 and 2016:

Consolidated Statements of Cash Flows
	For the year ended December 31, 2017
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cash flows used in investing activities
Change in restricted cash	$1	$(1)	$—
Net cash used in investing activities	(74)	(1)	(75)

Effect of exchange rates on cash and cash equivalents	4	2	6
Change in cash and cash equivalents	(58)	1	(57)
Cash, cash equivalents and restricted cash at beginning of period	96	17	113
Cash, cash equivalents and restricted cash at end of period	$38	$18	$56

Consolidated Statements of Cash Flows
	For the year ended December 31, 2016
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cash flows used in investing activities
Change in restricted cash	$(9)	$9	$—
Net cash used in investing activities	30	9	39

Effect of exchange rates on cash and cash equivalents	(2)	—	(2)
Change in cash and cash equivalents	(19)	9	(10)
Cash, cash equivalents and restricted cash at beginning of period	115	8	123
Cash, cash equivalents and restricted cash at end of period	$96	$17	$113
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
Inventories—Inventories are stated at lower of cost or net realizable value using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $5 and $4 at December 31, 2018 and 2017, respectively.
Deferred Expenses—Deferred debt financing costs are included in “Long-term debt” in the Consolidated Balance Sheets, with the exception of deferred financing costs related to revolving line of credit arrangements, which are included in “Other long-term assets” in the Consolidated Balance Sheets. These costs are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At December 31, 2017, the Company’s unamortized deferred financing costs included in “Other long-term assets” were $4.
During the year ended December 31, 2018, the Company wrote off unamortized deferred debt financing costs of $2 included in “Other long-term assets” as a result of the Company’s substantial doubt about its ability to continue as a going concern for the next twelve months (see Note 1) and the resulting reclassification of all outstanding debt related to the ABL Facility “Debt payable within one year’ in the Consolidated Balance Sheets (see Note 8). These write-offs are included in “Interest expense, net” in the Consolidated Statements of Operations.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the average estimated useful lives for buildings and machinery and equipment are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Depreciation expense was $51, $46 and $54 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Long-Lived Assets and Amortizable Intangible Assets
There were no long-lived asset impairments recorded during the years ended December 31, 2018, 2017 and 2016.

Goodwill
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, the Company uses a probability weighted market and income approach to estimate the fair value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the difference.
At October 1, 2018 and 2017, the estimated fair value of the Company’s reporting unit was deemed to be in excess of the carrying amount of assets (including goodwill) and liabilities assigned to the reporting unit.
Assets and Liabilities Held for Sale - The assets and liabilities at December 31, 2017 related to the proposed sale of the Company’s Additive Technology Group business (“ATG”) are classified as “Current assets held for sale”, “Long-term assets held for sale”, and “Current liabilities associated with assets held for sale” within the Consolidated Balance Sheets. See Note 12 for more information.
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
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. At December 31, 2018, a contract asset balance of $5 is recorded within “Other current assets” with a corresponding decrease of $4 recorded within “Finished and in-process goods” in the Consolidated Balance Sheet.
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $24, $25 and $29 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Business Realignment Costs—The Company incurred “Business realignment costs” totaling $13, $28 and $15 for the years ended December 31, 2018, 2017 and 2016, respectively. These costs primarily included expenses from the Company’s restructuring and cost optimization programs, as well as costs for environmental remediation at certain formerly owned locations.

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

The MTM adjustments were a gain of $24, loss of $3 and a loss of $33 for the years ended December 31, 2018, 2017 and 2016, respectively, and are recognized in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
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

The Company monitors changes in tax laws and reflects the impact of tax law changes in the period of enactment. In response to the United States tax reform legislation enacted on December 22, 2017, the SEC issued guidance that allows companies to record provisional amounts for the impacts of U.S. tax reform if the full accounting cannot be completed before filing its 2017 financial statements. For provisions of the tax law where companies are unable to make a reasonable estimate of the impact, the guidance allows companies to continue to apply the historical tax provisions in computing its income tax liability and deferred tax assets and liabilities as of December 31, 2017. The guidance also allows companies to finalize accounting for the U.S. tax reform changes within one year of the enactment date and we finalized our accounting during 2018.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2018 through the date of issuance of its Consolidated Financial Statements. Additionally, see Note 16 for further information around subsequent events.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2018 and 2017 are not significant.
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

Recently Issued Accounting Standards
Newly Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term and provide enhanced disclosures. The guidance is effective for annual and interim periods beginning on or after December 15, 2018. The Company adopted ASU 2016-02 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. The Company is substantially complete with the development of reporting and disclosure processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in January 2019. The Company will record right-of-use assets and offsetting lease liabilities of $45 to $65 on the Company’s Balance Sheet upon adoption of the standard.
In February 2018, the FASB issued Accounting Standards Board Update No. 2018-02: Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 was issued in response to the United States tax reform legislation, the Tax Cuts and Jobs Act (“Tax Reform”), enacted in December 2017. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new tax legislation. The guidance is effective for annual and interim periods beginning on or after December 15, 2018, and early adoption is permitted. The Company has assessed the potential impact of ASU 2018-02 on its financial statements. No reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects was recorded.
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

The Company adopted ASU 2014-09 as of January 1, 2018 utilizing a modified retrospective approach, which resulted in a cumulative adjustment to “Accumulated deficit” of $1 on the date of adoption. ASU 2014-09 was applied to all open contracts as of the date of the adoption and resulted only in timing differences for recognition of certain revenue items. The cumulative effects of the changes made to the Company’s Consolidated Balance Sheet on January 1, 2018 for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventory	$113	$(4)	$109
Other current assets	24	5	29

Deficit
Accumulated deficit	(503)	1	(502)
In accordance with the new revenue standard requirements, the impact of adoption on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets were as follows:

Consolidated Statements of Operations
	For the year ended December 31, 2018
	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower) (1)
Net sales	$2,219	$2,219	$—
Cost of sales	1,916	1,916	—
Gross profit	303	303	—

(1)	The impact of the new revenue standard resulted in an impact of less than $1.

Consolidated Balance Sheets
	Balance at December 31, 2018
Assets	As reported	Balances without Adoption of ASC 606	Effect of change higher/(lower)
Inventory	$138	$142	$(4)
Other current assets	30	25	5

Deficit
Accumulated deficit	(461)	(462)	1

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
In November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”) as part of the FASB simplification initiative. ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 also requires supplemental disclosure regarding the nature of restrictions on a company’s cash and cash equivalents, such as the purpose and terms of the restriction, expected duration of the restriction and the amount of cash subject to restriction. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2016-18 as of January 1, 2018. As a result of adopting ASU 2016-18, the beginning and ending cash balances with the Consolidated Statements of Cash Flows now include restricted cash as of December 31, 2018 and 2017. The impact of the adoption of this standard on the Company’s Consolidated Statements of Cash Flows is disclosed above in the cash and cash equivalents section of this footnote.
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
In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted ASU 2017-07 as of January 1, 2018. The components of the net (benefit) cost are shown in Note 11.
The impact of these pension and OPEB accounting policy changes were applied through retrospective adoption of the new ASU 2017-07 to all periods resented. Accordingly, all relevant information for the year ended December 31, 2018 and all prior periods has been adjusted to reflect the application of the changes.

Consolidated Statements of Operations for the year ended December 31, 2017:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales	$1,736	$(2)	$1,734
Gross profit	275	2	277
Operating income	57	2	59
Other non-operating (income) expense, net	97	2	99

Consolidated Statements of Operations for the year ended December 31, 2016:
	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales	$1,652	$(20)	$1,632
Gross profit	296	20	316
Selling, general and administrative expense	$185	$(13)	$172
Operating income	127	33	160
Other non-operating (income) expense, net	(28)	33	5
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
3. Restructuring

2017 Restructuring Activities

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The total one-time cash costs expected to be incurred for these restructuring activities are estimated at $14, consisting primarily of workforce reduction costs.

The following table summarizes restructuring information:

Total restructuring costs expected to be incurred	$14
Restructuring costs incurred through December 31, 2018	$14

Accrued liability at December 31, 2017	$11
Restructuring charges	1
Payments	(8)
Accrued liability at December 31, 2018	$4
4. Related Party Transactions
Product Sales and Purchases
The Company sells and purchases finished goods and certain raw materials to Hexion and certain of its subsidiaries that are included in “Net sales and “Cost of sales” in the Consolidated Statements of Operations, accordingly. Refer to the below table for the summary of purchases and sales with Hexion:

	For the years ended December 31,
	2018	2017	2016
Sales to Hexion	$149	$223	$220
Purchases from Hexion	64	66	62
The Company sells products to and purchases raw materials and services from certain Apollo affiliates and other related parties. Refer to the below table for the summary of purchases and sales with Apollo affiliates and other related parties:

	For the years ended December 31,
	2018	2017	2016
Sales to Apollo affiliates and other related parties	$5	$14	$11
Purchases from Apollo affiliates and other related parties	35	25	27
Accounts receivable from these affiliates were $1 and $3 at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company earned $1 as compensation for acting as distributor of products. The Company had accounts payable to these affiliates of $3 and $2 at December 31, 2018 and 2017, respectively.

Billed Allocated Expenses
Hexion incurs various administrative and operating costs on behalf of the Company that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs were $49, $43 and $39 for the years ended December 31, 2018, 2017 and 2016, respectively, and are primarily included within “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Hexion provides global services related to procurement to the Company. These types of services are a raw materials based charge as a result of the global services being primarily related to procurement. The Company’s expense relating to these services totaled $17, $15 and $13 for the years ended December 31, 2018, 2017 and 2016, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
The Company also has various technology and royalty agreements with Hexion. Charges under these agreements are based on revenue or profits generated. The Company’s total expense related to these agreements was $7, $10 and $11 for the years ended December 31, 2018, 2017 and 2016, respectively, and is classified in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
In addition, Hexion maintains certain insurance policies that benefit the Company. Expenses related to these policies are allocated to the Company based upon sales, and were $4, $4 and $5 for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Foreign Exchange Gain/Loss Agreement
The Company entered into a foreign exchange gain/loss guarantee agreement in 2011 (which was renewed in each year from 2012 through 2019) with Hexion, whereby Hexion agreed to hold the Company neutral for any foreign exchange gains or losses incurred by the Company for statutory purposes associated with certain of its affiliated loans. The Company recorded unrealized gains/(losses) of $36, ($86) and $18 for the years ended December 31, 2018, 2017 and 2016, respectively, which has been recorded within “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
During the year ended December 31, 2016, $93 of the outstanding receivable related to the hedge agreement results from 2015 was converted into an outstanding affiliated loan from Hexion to the Company. At December 31, 2016, the balance of this affiliated loan was recorded in "Loans receivable from parent" within the equity section of the Consolidated Balance Sheets due to the Company’s determination that this affiliated loan was permanent in nature. In 2017, the balance of this affiliated loan was reduced by $6 related to the hedge agreement results from 2016 and the first half of 2017, combined with the impact of interest and foreign exchange on the existing loan balance. Further, the impact of the internal reorganization within the Hexion group resulted in the Company no longer designating this affiliated loan as permanent. As a result, the outstanding balance of this loan was reclassified from equity to “Long-term loans receivable from affiliates” in the Consolidated Balance Sheets at December 31, 2017.
Cash Pooling Agreement Guarantee
In March 2012, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any interest income or expense exposure incurred by the Company for statutory purposes associated with certain of its affiliated loans that were entered into under an internal cash management agreement. In connection with this agreement, the Company recorded $1, less than $1 and $2 for the years ended December 31, 2018, 2017 and 2016, respectively, which has been recorded within “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
Accounts Receivable Factoring Agreement Guarantee
In December 2013, the Company entered into a guarantee agreement with Hexion whereby Hexion agreed to hold the Company neutral for any foreign exchange or bad debt exposure incurred by the Company for statutory purposes associated with purchases and sales of accounts receivable under an internal accounts receivable purchase and sale agreement. In connection with this agreement, the Company recorded expense of less than $1 and income of less than $1 for the years ended December 31, 2018, 2017 and 2016, respectively, which has been recorded within “Other non-operating expense (income), net” in the Consolidated Statements of Operations.
Balance Sheet Positions With Affiliates
At December 31, 2018 and 2017, the Company had affiliated receivables of $66 and $90, respectively, and affiliated payables of $38 and $104, respectively. Included in affiliated receivables at December 31, 2018 and affiliated payables at December 31, 2017 was $36 and ($86) of gains/(losses) related to the foreign exchange gain/loss guarantee agreement mentioned above. The remainder of affiliated receivables and affiliated payables includes sales and purchase activity between the Company and Hexion.
The Parent’s Bankruptcy Petitions authorize the continued performance of intercompany transactions, including the Foreign Exchange Gain/Loss Agreement discussed above. The Support Agreement filed with the Bankruptcy Court states that the intercompany balances will not be impaired. As a result, in accordance with ASC 310 – Receivables, it is not probable that the above affiliated receivables from the Parent have been impaired or a loss has been incurred. Therefore, no reserve has been established as of December 31, 2018.

Unbilled Allocated Corporate Controlled Expenses

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by the Company. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of “Net sales.” The charges also include allocated stock-based compensation expense. There were no charges for the year ended December 31, 2018 and charges of less than $1 for the years ended December 31, 2017 and 2016, which is included in the Finance section of the table below. Management believes that the amounts are allocated in a manner that is reasonable and consistent, and that these allocations are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Company had operated independently. These charges are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations, with the offsetting credit recorded in “Paid-in capital.” There is no income tax provided on these amounts because they are not deductible for tax purposes.
The following table summarizes the corporate controlled expense allocations for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Executive group	$2	$—	$—
Environmental, health and safety services	—	—	1
Finance	3	4	4
Total	$5	$4	$5
See Note 9 for a description of the Company’s affiliated financing and investing activities.

5. Goodwill and Other Intangible Assets
The gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2018 and 2017:

2018				2017
Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
$116	$(5)	$(8)	$103	$116	$(5)	$(2)	$109
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

Total
Goodwill balance at December 31, 2016	$98
Foreign currency translation	11
Goodwill balance at December 31, 2017(1)	109
Divestitures	(1)
Foreign currency translation	(5)
Goodwill balance at December 31, 2018	$103

(1)	Includes $1 of goodwill related to the ATG Business, included in “Long-term assets held for sale” in the Consolidated Balance Sheets.

The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2018 and 2017:

	2018				2017
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Patents and technology	$67	$—	$(60)	$7	$67	$—	$(57)	$10
Customer lists and contracts	78	(17)	(58)	3	78	(17)	(57)	4
Other	19	—	(10)	9	19	—	(8)	11
Total	$164	$(17)	$(128)	$19	$164	$(17)	$(122)	$25
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2018, 2017 and 2016 was $4, $6 and $8, respectively.

Estimated annual intangible amortization expense for 2018 through 2022 is as follows:

2019	$4
2020	4
2021	2
2022	1
2023	1
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

Recurring Fair Value Measurements
Following is a summary of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2018
Derivative assets	$—	$135	$—	$135
December 31, 2017
Derivative assets	$—	$135	$—	$135
Level 2 derivative liabilities consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the years ended December 31, 2018 and 2017.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2018 and 2017, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2018
Non-affiliated debt	$197	$—	$192	$5	$197
December 31, 2017
Non-affiliated debt	$162	$—	$160	$2	$162
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
The following table summarizes the Company’s derivative financial instrument assets and liabilities as of December 31:

	2018				2017
Derivatives not designated as hedging instruments	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Asset	Location of Derivative Asset
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/loss agreement with affiliate	365	—	$723	$135	365	—	$665	$135	Accounts payable/ accounts receivable to/from affiliates and Loans receivable from affiliates (1)(2)
Foreign Exchange Rate Swaps
Brazil foreign exchange rate swaps - asset	—	—	10	—	—	—	5	—	Other current assets
Brazil foreign exchange rate swaps - liability	—	—	16	—	—	—	17	—	Other current liabilities
Total				$135				$135

(1)
The fair value asset related to the foreign exchange agreement of $135 at December 31, 2018 represents the life-to-date position of the foreign exchange agreement that has not been settled. The amount related to 2018 activity of $36 is included in “Accounts receivable from affiliates.” The remaining amounts are included in “Loans receivable from affiliates.”

(2)
In 2018, the current portion of the foreign exchange agreement was included in accounts receivable from affiliates due to its gain position. In 2017, the current portion of the foreign exchange agreement was included in accounts payable from affiliates due to its loss position.

The following table summarizes gains and losses recognized on the Company’s derivative financial instruments, which are recorded in “Other non-operating expense (income), net” in the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income for the Year Ended December 31:
	2018	2017	2016
Foreign Exchange Gain/Loss Agreement
Foreign exchange gain/(loss) agreement with affiliate	$36	$(86)	$18
Total	$36	$(86)	$18

8. Non-Affiliated Debt and Lease Obligations
Non-affiliated debt outstanding at December 31, 2018 and 2017 is as follows:

	2018		2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$72	$63	$—
Other Borrowings:
Australia Facility due 2021 at 4.8% and 4.6% at December 31, 2018 and 2017, respectively	31	3	—	50
Brazilian bank loans at 10.0% and 9.9% at December 31, 2018 and 2017	12	41	9	34
Capital leases and other	3	35	4	2
Total	$46	$151	$76	$86

As discussed in Note 1, the CO-OP has concluded that its Parent’s financial condition, the defaults under its Parent’s debt agreements, and the risks and uncertainties surrounding its Parent’s Chapter 11 proceedings raise substantial doubt about the CO-OP’s ability to continue as a going concern. The audit report issued by the CO-OP’s independent registered public accounting firm contains an emphasis of a matter paragraph expressing substantial doubt about the Company's ability to continue as a going concern. As such, all outstanding debt as of December 31, 2018 related to the ABL Facility has been classified as “Debt payable within on year” in the Consolidated Balance Sheets and related footnote disclosures.
ABL Facility
In March 2013, Hexion entered into a $400 ABL Facility. The ABL Facility replaced Hexion's senior secured credit facilities, which included a $171 revolving credit facility and the $47 synthetic letter of credit facility at the time of the termination of facilities upon Hexion's entry into the ABL Facility.
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
The ABL Facility bears interest at a floating rate based on, at the Company’s option, an adjusted LIBOR rate plus an initial applicable margin of 2.25% or an alternate base rate plus an initial applicable margin of 1.25%. From and after the date of delivery of the Company's financial statements for the first fiscal quarter ended after the effective date of the ABL Facility, the applicable margin for such borrowings will be adjusted depending on the availability under the ABL Facility. As of December 31, 2018, the applicable margin for LIBOR rate loans was 2.25% and for alternate base rate loans was 1.25%. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.50% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability under the ABL Facility is less than the greater of (a) $35 and (b) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio for the most recent four consecutive fiscal quarters of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters in which financial statements have been delivered. The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of Hexion, its domestic subsidiaries and certain of its foreign subsidiaries (the “ABL Priority Collateral”), and by second-priority liens on certain collateral that generally includes most of Hexion’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than the ABL Priority Collateral, in each case subject to certain exceptions and permitted liens.
Available borrowings to the Company’s subsidiaries under the ABL Facility were $128 as of December 31, 2018, and there were $72 outstanding borrowings under the ABL Facility as of December 31, 2018.

Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $7 revolving credit facility of which there were no outstanding balances at December 31, 2018 and 2017. In February 2018, the Company extended its Australian Term Loan Facility through January 2021.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of manufacturing facilities.
In addition to available borrowings under Hexion’s revolving credit facility, the Company has available borrowings under various international credit facilities. At December 31, 2018, under these international credit facilities the Company had $17 available to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2018.
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
Aggregate maturities of debt and minimum annual rentals under operating leases at December 31, 2018, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2019	$148	$16	$3
2020	34	13	2
2021	2	11	—
2022	1	7	—
2023	1	5	—
2024 and beyond	6	38	1
Total minimum payments	$192	$90	6
Less: Amount representing interest			(1)
Present value of minimum payments			$5
The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $16, $8 and $6 for the years ended December 31, 2018, 2017 and 2016, respectively.

9. Affiliated Financing
The following table summarizes the Company’s outstanding loans payable and loans receivable with unconsolidated affiliates as of December 31, 2018 and 2017, as well as the corresponding interest expense (income) for the years ended December 31, 2018 and 2017:

	2018			2017
	Long-Term	Due Within One Year	Interest Expense (Income)	Long-Term	Due Within One Year	Interest Expense (Income)
Affiliated debt payable:
Loan payable to Hexion due 2020 at 9.0% at December 31, 2018 and 2017 (1)	$292	$—	$27	$306	$—	$26
Loan payable to Hexion due 2020 at 10.0% at December 31, 2018 and 2017 (2)	150	—	15	148	—	13
Loan payable to Hexion due 2020 at 6.6% at December 31, 2018 and 2017 (3)	583	—	39	583	—	39
Loan payable to Hexion due 2020 at 6.7% at December 31, 2018 and 2017(4)	57	—	4	57	—	2
Loan payable to Hexion due 2019 at 1.3% at December 31, 2018 and 2017(5)	—	64	—	—	—	—
Loan Payable to Hexion due 2020 at 0% at December 31, 2018 and 2017(6)	19	—	—	—	—	—
Other loans due to Hexion and affiliates at 3.5% and 9.1% at December 31, 2018 and 2017, respectively	—	28	1	2	31	3
Total affiliated debt payable (7)	$1,101	$92	$86	$1,096	$31	$83

Affiliated debt receivable:
Loans due from Hexion and affiliates at 3.3% and 3.7% at December 31, 2018 and 2017, respectively (8)	8	100	(4)	208	4	(8)
Total affiliated debt receivable (9)	$8	$100	$(4)	$208	$4	$(8)

(1)	Loan issued in 2010 in conjunction with CO-OP’s acquisition of a German subsidiary.

(2)	Loan issued in 2010 in conjunction with Canadian tax restructuring.

(3)	Loan issued in 2012 in conjunction with Hexion’s refinancing activities.

(4)	Loan issued in 2013 in conjunction with Hexion’s refinancing activities.

(5)	Short-term funding between Hexion and the CO-OP.

(6)	Loan issued in 2018 in conjunction with the recapitalization of the Brazilian entity.

(7)	The total outstanding loans payable balances are included in “Affiliated debt payable within one year” and “Affiliated long-term debt” in the Consolidated Balance Sheets.

(8)
Included in loans receivable as of December 31, 2018 and 2017 is $99 and $173, respectively, related to the conversion of outstanding receivables related to the foreign exchange agreement results into an affiliated loan from Hexion to the Company.

(9)	The total outstanding loans receivable balances are included in “Loans receivable from affiliates” and “Long-term loans receivable from affiliates” in the Consolidated Balance Sheets.
The Parent’s Bankruptcy Petitions authorize the continued performance of intercompany transactions, including the Foreign Exchange Gain / Loss Agreement. The Support Agreement filed with the Bankruptcy Court states that the intercompany balances will not be impaired. As a result, in accordance with ASC 310 – Receivables, it is not probable that the above affiliated loans receivable from the Parent have been impaired or a loss has been incurred. Therefore, no reserve has been established as of December 31, 2018.
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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2018 and 2017.

	Liability		2018 Range of Reasonably Possible Costs
Site Description	December 31, 2018	December 31, 2017	Low	High
Currently-owned	$4	$3	$3	$9
Formerly-owned:
Remediation	—	1	—	2
Total	$4	$4	$3	$11
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both December 31, 2018 and 2017, $1 has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Non-Environmental Legal Matters
The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The Company has reserves of $1 at both December 31, 2018 and 2017 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2018 and 2017, $1 has been included in “Other current liabilities” in the Consolidated Balance Sheets with less than $1 included in “Other long-term liabilities.”
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

Year	Minimum Annual Purchase Commitments
2019	$160
2020	47
2021	44
2022	35
2023	29
2024 and beyond	240
Total minimum payments	555
Less: Amount representing interest	(71)
Present value of minimum payments	$484

11. Pension and Non-Pension Postretirement Benefit Plans
Certain of the Company’s subsidiaries sponsor defined benefit pension plans covering certain associates primarily in Canada, Netherlands, Germany, Brazil, Belgium and Malaysia. Depending on the plan, benefits are based on eligible compensation and/or years of credited service. The Company also sponsors defined contribution plans in some locations. Non-pension postretirement benefit plans are also provided to associates in Canada, Brazil and to certain associates in the Netherlands. Effective December 31, 2018 the U.S. benefit that primarily consisted of a life insurance benefit for a grandfathered group of retirees, was transferred to MetLife. This transfer moved the liability from Hexion to MetLife. The Canadian plans provide retirees and their dependents with medical and life insurance benefits, which are supplemental benefits to the respective provincial healthcare plan in Canada. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees that contributed towards coverage while actively employed with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company. The Netherlands’ plan provides a lump sum payment at retirement for grandfathered associates.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$636	$548	$11	$10
Service cost	17	16	—	—
Interest cost	10	9	1	1
Actuarial (gains) losses	(38)	(6)	2	—
Foreign currency exchange rate changes	(32)	77	(1)	—
Benefits paid	(11)	(11)	—	—
Plan amendments	—	2	—	—
Employee contributions	1	1	—	—
Benefit obligation at end of year	583	636	13	11
Change in Plan Assets
Fair value of plan assets at beginning of year	412	349	—	—
Actual return on plan assets	(1)	4	—	—
Foreign currency exchange rate changes	(20)	48	—	—
Employer contributions	23	21	—	—
Benefits paid	(11)	(11)	—	—
Employee contributions	1	1	—	—
Fair value of plan assets at end of year	404	412	—	—
Funded status of the plan at end of year	$(179)	$(224)	$(13)	$(11)

The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro and Canadian dollar versus the U.S. dollar.

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(5)	$(5)	$(1)	$(1)
Long-term pension obligations	(174)	(220)	(12)	(10)
Accumulated other comprehensive loss	—	—	—	1
Net amounts recognized	$(179)	$(225)	$(13)	$(10)
Amounts recognized in Accumulated other comprehensive loss at December 31 consist of:
Net prior service (benefit) cost	$(1)	$(1)	$1	$2
Deferred income taxes	1	1	(1)	(1)
Net amounts recognized	$—	$—	$—	$1
Accumulated benefit obligation	$548	$587
Accumulated benefit obligation for funded plans	380	393
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$187	$615
Aggregate accumulated benefit obligation	181	567
Aggregate fair value of plan assets	12	391
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$584	$615
Aggregate fair value of plan assets	403	391

Following are the components of net pension and postretirement expense (benefit) recognized for the years ended December 31:

	Pension Benefits			Postretirement benefits
	2018	2017	2016	2018	2017	2016
Service cost	$17	$16	$14	$—	$—	$—
Interest cost on projected benefit obligation	10	9	10	1	1	1
Expected return on assets	(13)	(11)	(10)	—	—	—
Amortization of prior service benefit	—	(1)	(1)	—	—	—
Unrealized actuarial loss (gain)	(26)	1	35	2	1	(1)
Net expense (benefit)	$(12)	$14	$48	$3	$2	$—
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

The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate	1.9%	1.9%	6.3%	5.3%
Rate of increase in future compensation levels	2.3%	2.4%	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	6.2%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	4.0%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	2040	2023

The weighted average rates used to determine net periodic pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	1.9%	1.9%	2.3%	5.3%	6.0%	5.5%
Rate of increase in future compensation levels	2.4%	2.4%	2.4%	—	—	—
Expected long-term rate of return on plan assets	3.1%	2.9%	3.1%	—	—	—
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

	Actual		Target
	2018	2017	2018
Weighted average allocations of pension plan assets at December 31:
Equity securities	19%	22%	20%
Debt securities	78%	76%	80%
Cash, short-term investments and other	3%	2%	—%
Total	100%	100%	100%
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

Certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy.
The following table presents pension plan investments measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements Using
	2018				2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Pooled insurance products with fixed income guarantee (1)	$—	$12	$—	$12	$—	$11	$—	$11
Total	$—	$12	$—	$12	$—	$11	$—	$11
Investments measured at fair value using net asset value as a practical expedient:
Other international equity funds (2)				$77				$90
Other fixed income securities (2)				315				311
Total				$404				$412

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

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions of $30 to its defined benefit pension plans in 2019.
Estimated future plan benefit payments as of December 31, 2018 are as follows:

	Pension Benefits	Postretirement Benefits
2019	$13	$1
2020	12	—
2021	13	—
2022	14	—
2023	15	1
2024-2028	99	3
Defined Contribution and Other Plans
The Company sponsors a number of defined contribution plans for its associates in various countries. For most plans, employee contributions are voluntary, and the Company provides contributions ranging from 2% to 10%. Total charges to operations for matching contributions under these plans were $3, $3 and $2 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called an Altersteilzeit Plan. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. This subsidy was discontinued for associates electing participation in the program after December 31, 2009. The Company had liabilities for these arrangements of $1 both at December 31, 2018 and 2017, respectively. The Company incurred expense for these plans of less than $1 for each of the years ended December 31, 2018, 2017 and 2016.
Also included in the Consolidated Balance Sheets at both December 31, 2018 and 2017 are other post-employment benefit obligations primarily relating to liabilities for jubilee benefit plans offered to certain European associates of $3 and $2, respectively.

12. Dispositions

ATG
On January 8, 2018, Hexion completed the sale of its Additives Technology Group business (“ATG”) to MÜNZING CHEMIE GmbH. ATG was previously included within Hexion’s Forest Products Resins segment and includes manufacturing sites located in Somersby, Australia and Sungai Petani, Malaysia. The ATG business produced a range of specialty chemical materials for the engineered wood, paper impregnation and laminating industries, including catalysts, release agents and wetting agents.

Hexion received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company received allocated proceeds from the sale of $26, and recognized a gain on this disposition of $21, which is included in “Gain on disposition” in the Consolidated Statements of Operations for the year ended December 31, 2018.

PAC Business
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
The Hexion PAC Business had pre-tax income of $8 for the year ended December 31, 2016 which is reported as a component of “(Loss) income before income taxes and earnings from unconsolidated entities” in the Consolidated Statements of Operations.
13. Deficit
Shareholder’s deficit reflects the common equity of the Company with all of the common equity of its subsidiaries eliminated as of December 31, 2018 and 2017.
In 2016, $93 of the outstanding receivable related to the foreign exchange gain/loss guarantee agreement with Hexion was converted into an affiliated loan from Hexion to the Company. In 2017, the balance of this affiliated loan was reduced by $6 related to the results of the foreign exchange gain/loss guarantee agreement from 2016 and the first half of 2017, combined with the impact of interest and foreign exchange on the existing loan balance. Due to the impact of internal reorganization within the Hexion group the Company no longer designated this affiliated loan as permanent. As a result, the outstanding balance of this loan was reclassified from equity to “Long-term loans receivable from affiliates” in the Consolidated Balance Sheets at December 31, 2017 (see Note 4). In 2017, the Company made a non-cash return of capital to Hexion of $158, which is reflected as a reduction to “Paid-in capital” in the Consolidated Statements of Deficit.
In 2018, the Company made a non-cash return of capital to Hexion of $195, received a non-cash contribution from an affiliate of the Company of $1, and an increase of $85 due to the newly added subsidiaries to the CO-OP (see Note 1), which are reflected as a reduction, an increase and an increase to “Paid-in capital”, respectively, in the Consolidated Statements of Deficit. Additionally, the Company recognized the impact of the change in accounting policy of $1 to “Accumulated Deficit” in the Consolidated Statements of Deficit.
14. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(2)	$(57)	$(59)	$—	$(86)	$(86)
Other comprehensive (loss) income before reclassifications, net of tax	(1)	3	2	(2)	29	27
Ending balance	$(3)	$(54)	$(57)	$(2)	$(57)	$(59)

15. Income Taxes
Income tax expense for the Company for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Current:
Federal	$1	$—	$6
Foreign	26	15	23
Total current	27	15	29
Deferred:
Federal	—	(2)	2
Foreign	11	3	—
Total deferred	11	1	2
Income tax expense	$38	$16	$31
A reconciliation of the Company’s combined differences between income taxes computed at the Dutch federal statutory tax rate of 25.0% and provisions for income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Income tax expense (benefit) computed at federal statutory tax rate	$20	$(32)	$18
Foreign tax rate expense (benefit) differential	4	(1)	(5)
Losses (gains) and other expenses (income) not deductible (excluded) for tax	14	18	(2)
(Decrease) increase in the taxes due to changes in valuation allowance	(12)	27	(15)
Additional tax expense on foreign unrepatriated earnings	1	1	1
Additional tax expense for uncertain tax positions	11	4	14
Write-off of foreign net operating losses	—	—	20
Tax recognized in other comprehensive income	—	(1)	—
Income tax expense	$38	$16	$31
The domestic and foreign components of the Company’s income (loss) before income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Domestic	$24	$(143)	$122
Foreign	51	15	(49)
Total	$75	$(128)	$73

The tax effects of the Company’s significant temporary differences and net operating loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	2018	2017
Assets:
Non-pension post-employment	$5	$4
Accrued and other expenses	13	15
Property, plant and equipment	4	1
Intangibles	5	6
Net operating loss and credit carryforwards	91	108
Pension liabilities	29	40
Gross deferred tax assets	147	174
Valuation allowance	(133)	(146)
Net deferred tax asset	14	28
Liabilities:
Property, plant and equipment	(13)	(17)
Unrepatriated earnings of foreign subsidiaries	(9)	(5)
Intangibles	(5)	(5)
Gross deferred tax liabilities	(27)	(27)
Net deferred tax (liability) asset	$(13)	$1

The following table summarizes the presentation of the Company’s net deferred tax (liability) asset in the Consolidated Balance Sheets at December 31, 2018 and 2017:

Assets:	2018	2017
Long-term deferred income taxes (Other long-term assets)	$—	$8
Liabilities:
Long-term deferred income taxes	(13)	(7)
Net deferred tax (liability) asset	$(13)	$1
As of December 31, 2018, the Company had a $133 valuation allowance for its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include domestic and foreign net operating loss carryforwards and disallowed interest carryforwards. The domestic net operating loss carryforwards available are $297, which expire beginning in 2020. A valuation allowance of $74 has been provided against these attributes. The foreign net operating loss carryforwards and disallowed interest carryforwards available are $139. These attributes are related primarily to Germany which have an unlimited carryover and do not expire. A valuation allowance has been provided against these foreign tax attributes.
The Company conducts business globally and, as a result, certain of its subsidiaries file income tax returns in various foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities throughout the world, including major jurisdictions such as the Netherlands, Brazil, Canada, China, Germany, Italy, and the United Kingdom.
With minor exceptions, the Company’s closed tax years for major jurisdictions are years prior to: 2010 for Netherlands, 2012 for Brazil, 2010 for Canada, 2013 for China, 2014 for Germany, 2007 for Italy, and 2014 for the United Kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination programs, The Company will adjust its reserves accordingly to reflect the current status and settlements.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at beginning of year	$62	$54
Additions based on tax positions related to the current year	3	3
Additions for tax positions of prior years	10	—
Reductions for tax positions of prior years	(1)	(1)
Settlements	—	1
Foreign currency translation	(5)	5
Balance at end of year	$69	$62
During the year ended December 31, 2018, the Company increased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $9, primarily as a result of increases in the unrecognized tax benefit for various intercompany transactions, offset by releases of unrecognized tax benefits from negotiations with foreign jurisdictions and lapses of statute of limitations. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $3, $3 and $4, respectively, in interest and penalties. The Company had approximately $17 and $14 accrued for the payment of interest and penalties at December 31, 2018 and 2017, respectively.
$69 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $25 of the total amount of the unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations, negotiations with foreign jurisdictions, settlements, and completion of audit examinations.

16. Subsequent Events

In March 2019, the Company experienced a network security incident that prevented access to certain information technology systems and data within its network. The Company took immediate steps to isolate the issue and has implemented its technical recovery plan. Since the time of the incident, the Company’s manufacturing sites, which rely on different networks, have continued to operate safely and with limited interruption. The network security incident primarily impacted the Company’s corporate functions. The Company is evaluating the impact of this incident, including assessing any available insurance coverage. The Company is currently unable to determine the financial statement impact of this incident, which may be material to the periods impacted.
See Note 1 for a discussion of the Parent’s Chapter 11 Cases, the Support Agreement and the Credit Facilities.

Report of Independent Registered Public Accounting Firm

To Management of
Hexion International Cooperatief U.A.

We have audited the accompanying consolidated financial statements of Hexion International Cooperatief U.A. and its subsidiaries (“CO-OP”), which comprise the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, deficit, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2018.

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the CO-OP's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the CO-OP's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hexion International Cooperatief U.A. and its subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matters

The accompanying consolidated financial statements have been prepared assuming that the CO-OP will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the CO-OP has stated that its parent’s financial condition and its projected operating results, the defaults under its parent’s debt agreements, and the risks and uncertainties surrounding its parent’s Chapter 11 proceedings raise substantial doubt about the CO-OP’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

As discussed in Note 2 to the consolidated financial statements, the CO-OP changed the manner in which it accounts for revenues from contracts with customers in 2018. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 11, 2019