Form 10-Q
period 2019-03-31
HEXION INC.
filed 2019-05-15
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-71
_______________________________________
  HEXION INC.
(Exact name of registrant as specified in its charter)
________________________________________

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2019: 82,556,847
Securities registered pursuant to Section 12(b) of the Act: None

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15)	$111	$128
Accounts receivable (net of allowance for doubtful accounts of $15 and $16, respectively)	496	412
Inventories:
Finished and in-process goods	258	240
Raw materials and supplies	94	94
Other current assets	67	57
Total current assets	1,026	931
Investment in unconsolidated entities	20	19
Other long-term assets	40	34
Property and equipment:
Land	90	89
Buildings	285	285
Machinery and equipment	2,289	2,293
	2,664	2,667
Less accumulated depreciation	(1,840)	(1,826)
	824	841
Operating lease assets (see Note 8)	99	—
Goodwill	108	109
Other intangible assets, net	25	27
Total assets	$2,142	$1,961
Liabilities and Deficit
Current liabilities:
Accounts payable	$354	$384
Debt payable within one year	3,875	3,716
Interest payable	100	82
Income taxes payable	8	5
Accrued payroll and incentive compensation	47	52
Current portion of operating lease liabilities (see Note 8)	23	—
Other current liabilities	105	106
Total current liabilities	4,512	4,345
Long-term liabilities:
Long-term debt	94	99
Long-term pension and post employment benefit obligations	215	221
Deferred income taxes	15	15
Operating lease liabilities (see Note 8)	76	—
Other long-term liabilities	196	195
Total liabilities	5,108	4,875
Commitments and contingencies (see Note 9)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at March 31, 2019 and December 31, 2018	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(18)	(18)
Accumulated deficit	(3,177)	(3,125)
Total Hexion Inc. shareholder’s deficit	(2,964)	(2,912)
Noncontrolling interest	(2)	(2)
Total deficit	(2,966)	(2,914)
Total liabilities and deficit	$2,142	$1,961
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net sales	$886	$946
Cost of sales	750	789
Gross profit	136	157
Selling, general and administrative expense	91	82
Gain on disposition	—	(44)
Asset impairments	—	25
Business realignment costs	4	9
Other operating expense, net	8	9
Operating income	33	76
Interest expense, net	80	83
Other non-operating income, net	(1)	(1)
Loss before income tax and earnings from unconsolidated entities	(46)	(6)
Income tax expense	7	8
Loss before earnings from unconsolidated entities	(53)	(14)
Earnings from unconsolidated entities, net of taxes	1	1
Net loss	$(52)	$(13)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net loss	$(52)	$(13)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	14
Other comprehensive income	—	14
Comprehensive (loss) income	$(52)	$1
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Cash flows used in operating activities
Net loss	$(52)	$(13)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	30
Non-cash asset impairments	—	25
Deferred tax expense	—	1
Gain on disposition	—	(44)
Amortization of deferred financing fees	—	4
Unrealized foreign currency losses	—	3
Other non-cash adjustments	—	(1)
Net change in assets and liabilities:
Accounts receivable	(84)	(36)
Inventories	(20)	(30)
Accounts payable	(21)	(28)
Income taxes payable	4	2
Other assets, current and non-current	(9)	(10)
Other liabilities, current and long-term	2	14
Net cash used in operating activities	(154)	(83)
Cash flows (used in) provided by investing activities
Capital expenditures	(19)	(25)
Proceeds from disposition, net	—	49
Proceeds from sale of assets, net	—	1
Net cash (used in) provided by investing activities	(19)	25
Cash flows provided by financing activities
Net short-term debt borrowings	—	(15)
Borrowings of long-term debt	196	166
Repayments of long-term debt	(40)	(96)
Long-term debt and credit facility financing fees paid	—	(1)
Net cash provided by financing activities	156	54
Effect of exchange rates on cash and cash equivalents	—	2
Change in cash and cash equivalents	(17)	(2)
Cash, cash equivalents and restricted cash at beginning of period	128	115
Cash, cash equivalents and restricted cash at end of period	$111	$113
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$62	$61
Income taxes, net	5	5
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at December 31, 2017	$1	$526	$(296)	$(8)	$(2,964)	$(2,741)	$(1)	$(2,742)
Net loss	—	—	—	—	(13)	(13)	—	(13)
Other comprehensive income	—	—	—	14	—	14	—	14
Impact of change in accounting policy	—	—	—	—	1	1	—	1
Balance at March 31, 2018	$1	$526	$(296)	$6	$(2,976)	$(2,739)	$(1)	$(2,740)

Balance at December 31, 2018	$1	$526	$(296)	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)
Net loss	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2019	$1	$526	$(296)	$(18)	$(3,177)	$(2,964)	$(2)	$(2,966)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2019, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
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
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s most recent Annual Report on Form 10-K.
Going Concern
The Company previously disclosed, based on its financial condition and its projected operating results, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings (see Note 2), that there was substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2018. At March 31, 2019, the Company continues to believe that substantial doubt exists as to the Company’s ability to continue as a going concern for the next twelve months.
The accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared under the basis of accounting assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has made certain adjustments to the Condensed Consolidated Financial Statements including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt. To address the risk of not being able to continue as a going concern, the Company has undertaken steps to restructure its balance sheet (see Note 2).
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

•
Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 21, 2016, by and among Hexion LLC, the Company, certain subsidiaries of the Company, the lenders party thereto and the other parties thereto with respect to approximately $296 of borrowings outstanding as of March 31, 2019, plus accrued and unpaid interest thereon;

•
Indenture, dated as of December 15, 1987, by and between the Company and The Bank of New York, as trustee, with respect to an aggregate principal amount of approximately $74 of 9.20% Debentures due 2021 and approximately $189 of 7.875% Debentures due 2023, in each case, plus accrued and unpaid interest thereon;

•
Indenture, dated as of November 5, 2010, by and among the Company, as successor issuer, Hexion Nova Scotia Finance, ULC, a Nova Scotia unlimited liability company, as the Nova Scotia issuer, certain subsidiaries of the Company and Wilmington Trust Company, as trustee, with respect to an aggregate principal amount of approximately $574 of 9.00% Second-Priority Senior Secured Notes due 2020 plus accrued and unpaid interest thereon;

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
The accompanying Condensed Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Debtors ability to comply with the financial and other covenants contained in the DIP ABL Facility described below, the development of, and the Bankruptcy Court’s approval of, a Chapter 11 plan and the Debtors ability to successfully implement a restructuring plan and obtain new financing, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company also expects to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date. The Company has received Bankruptcy Court approval to retain legal and financial professionals to advise the Company in connection with the Chapter 11 Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Court approval to retain additional professionals as deemed necessary.
Debtor-in-Possession Financing
DIP Term Loan Facility
In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, the Company entered into a New York law-governed senior secured term loan agreement (the “DIP Term Loan Facility”), among Hexion LLC (“Holdings”), the Company, Hexion International Holdings B.V. (the “Dutch Borrower”), which was amended on April 17, 2019, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and collateral agent (the “Term Loan Agent”). The proceeds of the DIP Term Loan Facility were loaned by the Dutch Borrower to the Company pursuant to an intercompany loan agreement (the “Intercompany Loan Agreement”) and were used in part to repay in full the outstanding obligations under the Company’s existing asset-based revolving credit agreement ABL Facility (“ABL Facility”).
The DIP Term Loan Facility has an 18-month term unless, prior to the end of such 18 month period, a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, in which case, the DIP Term Loan Facility will terminate on the effective date of such plan. The amount committed and made available under the DIP Term Loan Facility is $350. The DIP Term Loan Facility bears interest based on, at the Company’s option, an adjusted LIBOR plus 2.75%.
The DIP Term Loan Facility has a minimum liquidity covenant of $35 tested at the close of each business day. Liquidity is defined as global unrestricted cash plus DIP ABL Facility excess availability.
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

DIP ABL Facility
In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, Holdings, the Company and certain of its subsidiaries (collectively, the “Borrowers”), the lenders party thereto, JPMorgan, as administrative agent, and JPMorgan, as collateral agent (the “DIP ABL Collateral Agent” and together with the DIP Term Loan Facility, the “Credit Facilities”), entered into an amended and restated senior secured debtor-in-possession asset-based revolving credit agreement , which was further amended on May 10, 2019 (the “DIP ABL Facility”), which amended and restated the Company’s ABL Facility among Holdings, the Company, the Borrowers, the lenders party thereto, JPMorgan, as administrative agent, and JPMorgan, as collateral agent.
The DIP ABL Facility has an 18-month term unless, prior to the end of such 18 month period, a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, in which case, the DIP ABL Facility will terminate on the effective date of such plan. Availability under the ABL Facility is $350. The DIP ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
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
The DIP ABL Facility also has a minimum liquidity covenant of $35 tested at the close of each business day.
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
Restructuring Support Agreement
On April 1, 2019, the Debtors entered into a Restructuring Support Agreement (the “Support Agreement”) with equityholders that beneficially own more than a majority of the Company’s outstanding equity (the “Consenting Sponsors”) and creditors holding more than a majority of the aggregate outstanding principal amount of each of the Company’s 6.625% Notes and 10.00% Notes, (the “1L Notes”), 13.750% 1.5 lien notes due 2022 issued by Hexion Inc. (the “1.5L Notes”), 9.00% second lien notes due 2020 issued by Hexion Inc. (the “2L Notes”), 9.20% Debentures due 2021 and/or 7.875% Debentures due 2023 issued by Borden, Inc. (the “Unsecured Notes”) (the “Consenting Creditors” and, together with the Consenting Sponsors, the “Consenting Parties”). The Support Agreement incorporates the economic terms regarding a restructuring of the Debtors agreed to by the parties reflected in a term sheet attached as Exhibit A to the Support Agreement. The restructuring transactions will be effectuated through a plan of reorganization (the “Plan”) to be proposed by the Debtors.
Pursuant to the Support Agreement, each of the Debtors and the Consenting Parties has made certain customary commitments to each other. The Debtors have agreed to, among other things, use commercially reasonable efforts to make all requisite filings with the Bankruptcy Court and continue to involve and update the Consenting Creditors’ representatives in the bankruptcy process; respond to diligence requests from certain of the Consenting Creditors’ representatives; and satisfy certain other covenants set forth in the Support Agreement. The Consenting Parties have committed to support and vote for the Plan and have agreed to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of such support.
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
Significant Bankruptcy Court Actions
Following the Commencement Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay certain pre-petition employee expenses and benefits, use their existing cash management system, maintain and administer customer programs, pay certain critical and foreign vendors, honor insurance-related obligations, and pay certain pre-petition taxes and related fees on a final basis, and approved the Credit Facilities on an interim basis. The Bankruptcy Court approved the Credit Facilities on a final basis on May 1, 2019.
3. Summary of Significant Accounting Policies
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $11 is recorded within “Other current assets” at both March 31, 2019 and December 31, 2018 in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 12 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2019 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $15 as of March 31, 2019 and December 31, 2018, respectively, represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 supersedes the existing lease guidance in Topic 840. According to the new guidance, all leases, with limited scope exceptions, will be recorded on the balance sheet in the form of a liability to make lease payments (lease liability) and a right-of-use asset representing the right to use the underlying asset for the lease term. The guidance was effective for annual and interim periods beginning on or after December 15, 2018.
The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2019. Under this method of adoption, there is no impact to the comparative Condensed Consolidated Statement of Operations and the Condensed Consolidated Balance Sheets. The Company also determined that there was no cumulative-effect adjustment to beginning retained earnings on the Condensed Consolidated Balance Sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its historical lease classification. The Company also elected the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of right of use assets and offsetting lease liabilities of $105 as of January 1, 2019.

In February 2018, the FASB issued Accounting Standards Board Update No. 2018-02: Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 was issued in response to the United States tax reform legislation, the Tax Cuts and Jobs Act (“Tax Reform”), enacted in December 2017. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the new tax legislation. The guidance is effective for annual and interim periods beginning on or after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-02 as of January 1, 2019 and it did not have a material impact on the financial statements.
Newly Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 820): “Measurement of Credit Losses on Financial Instruments," (“ASU 2016-13”). The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. New disclosures are also required with this standard. The standard is effective for annual and interim periods beginning after December 15, 2019. The Company is currently assessing the potential impact of adopting this standard.
In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company is currently assessing the potential impact of adopting this standard.
4. Restructuring & Business Realignment

Restructuring Activities

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The total one-time cash costs expected to be incurred for these restructuring activities are estimated at $27, consisting primarily of workforce reduction costs.

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Total restructuring costs expected to be incurred	$14	$9	$4	$27
Total restructuring costs incurred through March 31, 2019	$14	$8	$4	$26

Accrued liability at December 31, 2018	$2	$2	$2	$6
Restructuring charges	1	—	—	1
Payments	(1)	—	(1)	(2)
Accrued liability at March 31, 2019	$2	$2	$1	$5

Oilfield

During the first quarter of 2018, the Company indefinitely idled an oilfield manufacturing facility within its Epoxy, Phenolic and Coating Resins segment, and production was shifted to another facility within the oilfield manufacturing group. This represented a triggering event resulting in an impairment evaluation of the fixed and intangible assets within the U.S. oilfield asset group. As a result, an asset impairment of $20 was recorded in the first quarter of 2018 related to the fixed assets at the idled manufacturing facility. In addition, the remaining U.S. oilfield asset group was evaluated for impairment utilizing a discounted cash flow approach, resulting in an additional impairment of $5 that was recorded during the first quarter of 2018 related to an existing customer relationship intangible asset. Overall, the Company incurred $25 of total impairment related to these assets, which is included in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018.
5. Related Party Transactions
Administrative Service, Management and Consulting Arrangement
The Company is subject to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) that renews on an annual basis, unless notice to the contrary is given by either party. Under the Management Consulting Agreement, the Company receives certain structuring and advisory services from Apollo and its affiliates. The Management Consulting Agreement provides indemnification to Apollo, its affiliates and their directors, officers and representatives for potential losses arising from these services. Apollo is entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2018.

During the three months ended March 31, 2019 and 2018, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations. In conjunction with the Company’s Chapter 11 proceedings and the Support Agreement filed on April 1, 2019, Apollo has agreed to waive its annual management fee for 2019. In addition, as part of the Support Agreement, Apollo will receive a $2.5 senior unsecured note maturing on March 31, 2020, payable upon an initial public offering or listing on NYSE or NASDAQ.
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
Pursuant to the Shared Services Agreement, the below table summarizes the transactions between the Company and MPM:

	Three Months Ended March 31,
	2019	2018
Total cost pool - Hexion (1)	$6	$8
Total cost pool - MPM (1)	5	7
(1)     Included in the net costs incurred during the three months ended March 31, 2019 and 2018, were net billings from Hexion to MPM of $3 to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage.

	March 31, 2019	December 31, 2018
Accounts receivable from MPM	$2	$2

Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. There were no products sold during the three months ended March 31, 2019 and during the three months ended March 31, 2018, the Company sold less than $1 of products to MPM. During the three months ended March 31, 2019 and 2018, the Company earned less than $1 from MPM as compensation for acting as distributor of products. Refer to the below table for the summary of the purchases of products with MPM:

	Three Months Ended March 31,
	2019	2018
Purchases from MPM	$7	$7

	March 31, 2019	December 31, 2018
Accounts payable to MPM	$3	$3
Purchases and Sales of Products and Services with Apollo Affiliates Other than MPM
The Company sells products to various Apollo affiliates other than MPM. These sales were $1 for both the three months ended March 31, 2019 and March 31, 2018. Accounts receivable from these affiliates were $1 and less than $1 at March 31, 2019 and December 31, 2018, respectively.

Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Three Months Ended March 31,
	2019	2018
Sales to joint ventures	$1	$3
Purchases from joint ventures	1	2

	March 31, 2019	December 31, 2018
Accounts receivable from joint ventures	$3	$2
Accounts payable to joint ventures	< 1	<1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $8 and $7 as of March 31, 2019 and December 31, 2018, respectively, from its unconsolidated forest products joint venture in Russia.
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

Recurring Fair Value Measurements
As of March 31, 2019, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $1, which were measured using level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2019 or 2018.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2019 and December 31, 2018, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2019
Debt	$3,969	$—	$2,716	$62	$2,778
December 31, 2018
Debt	$3,815	$—	$2,679	$66	$2,745
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Level 3 amounts represent finance leases and sale leaseback financing arrangements whose fair value is determined through the use of present value and specific contract terms. The carrying amount and fair value of the Company’s debt is exclusive of unamortized deferred financing fees. The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

7. Debt Obligations
Debt outstanding at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019		December 31, 2018
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$296	$—	$137
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020	—	1,550		1,550
10.00% First-Priority Senior Secured Notes due 2020	—	315	—	315
10.375% First-Priority Senior Secured Notes due 2022	—	560	—	560
13.75% Senior Secured Notes due 2022	—	225	—	225
9.00% Second-Priority Senior Secured Notes due 2020	—	574	—	574
Debentures:
9.2% debentures due 2021	—	74	—	74
7.875% debentures due 2023	—	189	—	189
Other Borrowings:
Australia Facility due 2021	30	4	30	4
Brazilian bank loans	11	42	12	41
Lease obligations(1)	52	9	56	10
Other	1	37	1	37
Total	$94	$3,875	$99	$3,716
(1)    Lease obligations include finance leases and sale leaseback financing arrangements. Amounts reflected for December 31, 2018 represent capital lease obligations and sale leaseback financing arrangements as recorded under ASC 840.
As discussed in Note 1, the Company believes there is substantial doubt about its ability to continue as a going concern for the next twelve months, including its ability to fund its debt service obligations. The inability of the Company to fund such debt service obligations is an event of default under the ABL Facility (described below) and under the indentures that govern the Company’s notes. As such, all outstanding debt as of March 31, 2019 and December 31, 2018 related to the ABL Facility, the Senior Secured Notes and Debentures has been classified as “Debt payable within one year” in the Condensed Consolidated Balance Sheets and related footnote disclosures.

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
8. Leases
The Company leases certain buildings, warehouses, rail cars, land and operating equipment under both operating and finance leases expiring on various dates through 2044. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and non-lease components.
The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised. Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Costs
For the three months ended March 31, 2019, the Company recorded $9 of operating lease expense and $3 of short-term lease expense. The Company had less than $1 of amortization expense and less than $1 of interest expense from finance leases for the three months ended March 31, 2019. Variable lease expense was $1 for the three months ended March 31, 2019. These expense items are included as components of “Operating income” and “Interest expense, net” within the Condensed Consolidated Statements of Operations.
Balance Sheet Classification
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet:

	Classification	March 31, 2019(1)
Assets:
Operating	Operating lease assets	$99
Finance(1)	Machinery and Equipment	9
Total leased assets		$108
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$23
Finance	Debt payable within one year	2
Noncurrent
Operating	Operating lease liabilities	76
Finance	Long-term debt	7
Total leased liabilities		$108

(1)	Finance lease assets are recorded net of accumulated amortization of $8 as of March 31, 2019.
Other Lease Information
Cash paid for finance leases was $1 and cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the three months ended March 31, 2019. Right-of-use assets obtained in exchange for operating lease obligations were less than $1 during the first three months ending March 31, 2019. There were no right-of-use assets obtained in exchange for finance lease obligations during the first three months ending March 31, 2019.
The tables below present supplemental information related to leases for the three months ended March 31, 2019:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.8
Finance leases	2.5
Weighted-average discount rate
Operating leases	12.19%
Finance leases	9.00%

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of March 31, 2019:

Year	Minimum Rentals Under Operating Leases	Minimum Payments Under Finance Leases(1)
Remaining nine months of 2019	$25	$3
2020	24	7
2021	20	—
2022	14	—
2023	11	—
2024 and thereafter	78	1
Total lease payments	$172	$11
Less: Amount representing interest	73	2
Present value of lease liabilities	$99	$9
(1)     Amounts exclude sale leaseback financing arrangements which are not considered leases under Topic 842.
Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019. See Note 3 for more information. The following is the minimum lease commitments under the previous lease guidance (ASC 840) as of December 31, 2018, as disclosed in the Company’s most recent Annual Report on Form 10-K.

Year	Minimum Rentals Under Operating Leases	Minimum Payments Under Capital Leases
2019	$33	$15
2020	24	20
2021	20	13
2022	13	26
2023	10	9
2024 and thereafter	61	1
Total minimum payments	$161	84
Less: Amount representing interest		(18)
Present value of minimum payments		$66
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2019 and December 31, 2018:

	Liability		Range of Reasonably Possible Costs at March 31, 2019
Site Description	March 31, 2019	December 31, 2018	Low	High
Geismar, LA	$13	$13	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	6	5	5	14
Currently-owned	5	6	4	11
Formerly-owned:
Remediation	22	22	20	39
Monitoring only	1	1	1	4
Total	$50	$50	$41	$96

These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both March 31, 2019 and December 31, 2018, $11 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2019:
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

Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 at March 31, 2019 and December 31, 2018 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2019 and December 31, 2018, $1 and $2, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
10. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating (income) expense, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. Following are the components of net benefit cost recognized by the Company for the three months ended March 31, 2019 and 2018:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2019		2018		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	2	2	3	—	—	—	—
Expected return on assets	(3)	(3)	(4)	(3)	—	—	—	—
Net expense (benefit)	$—	$3	$(1)	$4	$—	$—	$—	$—
11. Dispositions
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
The Company received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company recorded a gain on this disposition of $44 which is included in “Gain on disposition” in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018.
12. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At March 31, 2019, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of the Company’s reportable segments follows:

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
Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$209	$260	$469	$233	$268	$501
Europe	219	47	266	245	54	299
Asia Pacific	63	33	96	61	31	92
Latin America	—	55	55	1	53	54
Total	$491	$395	$886	$540	$406	$946
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended March 31,
	2019	2018
Reconciliation:
Net loss	(52)	(13)
Income tax expense	7	8
Interest expense, net	80	83
Depreciation and amortization	26	30
EBITDA	$61	$108
Items not included in Segment EBITDA:
Asset impairments	$—	$25
Business realignment costs	4	9
Gain on disposition	—	(44)
Transaction costs	23	3
Realized and unrealized foreign currency losses	1	7
Other	14	10
Total adjustments	42	10
Segment EBITDA	$103	$118

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$70
Forest Products Resins	68	67
Corporate and Other	(17)	(19)
Total	$103	$118
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2019 and 2018, these items primarily include expenses from retention programs, management fees and expenses related to legacy liabilities. For three months ended March 31, 2019, transaction costs primarily included certain professional fees and other expenses related to the Company’s Chapter 11 Proceedings. For the three months ended March 31, 2018, transaction costs included certain professional fees related to strategic projects. Business realignment costs for the three months ended March 31, 2019 and 2018 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.

13. Changes in Accumulated Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1)	$(17)	$(18)	$1	$(9)	$(8)
Other comprehensive income before reclassifications, net of tax	—	—	—	—	14	14
Ending balance	$(1)	$(17)	$(18)	$1	$5	$6
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
Additionally, certain provisions of Tax Reform were not effective until 2018. During 2018, the Company evaluated and recorded the impact of these provisions in the financial statements and the Company has made its accounting policy elections with respect to these items. The Company elected to account for GILTI as a current period expense in the reporting period in which the tax is incurred.
The effective tax rate was (15)% and (133)% for the three months ended March 31, 2019 and 2018, respectively. For both periods, the change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
For the three months ended March 31, 2019 and 2018, income tax expense relates primarily to income from certain foreign operations. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
15. Guarantor/Non-Guarantor Subsidiary Financial Information
The Company’s 6.625% First-Priority Senior Secured Notes due 2020, 10.00% First-Priority Senior Secured Notes due 2020, 10.375% First Priority Senior Secured Notes due 2022, 13.75% Senior Secured Notes due 2022 and 9.00% Second-Priority Senior Secured Notes due 2020 are guaranteed by certain of its U.S. and foreign subsidiaries.
The following information contains the condensed consolidating financial information for Hexion Inc. (the parent), the combined subsidiary guarantors (Hexion Investments Inc.; Lawter International, Inc.; Hexion Deer Park LLC (became a subsidiary guarantor in June 2018); Hexion International Inc.; Hexion CI Holding Company (China) LLC and NL COOP Holdings LLC) and the combined non-guarantor subsidiaries, which includes a majority of the Company’s foreign subsidiaries.
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

HEXION INC.
MARCH 31, 2019
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $15, respectively)	$16	$—	$95	$—	$111
Accounts receivable, net	130	—	366	—	496
Intercompany accounts receivable	46	—	56	(102)	—
Intercompany loans receivable—current portion	44	—	133	(177)	—
Inventories:
Finished and in-process goods	100	—	158	—	258
Raw materials and supplies	38	—	56	—	94
Other current assets	21	—	46	—	67
Total current assets	395	—	910	(279)	1,026
Investment in unconsolidated entities	121	14	20	(135)	20
Other assets, net	11	7	22	—	40
Intercompany loans receivable	1,132	—	52	(1,184)	—
Property and equipment, net	355	—	469	—	824
Operating lease assets (see Note 8)	44	—	55	—	99
Goodwill	52	—	56	—	108
Other intangible assets, net	18	—	7	—	25
Total assets	$2,128	$21	$1,591	$(1,598)	$2,142
Liabilities and Deficit
Current liabilities:
Accounts payable	$96	$—	$258	$—	$354
Intercompany accounts payable	56	—	46	(102)	—
Debt payable within one year	3,589	—	286	—	3,875
Intercompany loans payable within one year	133	—	44	(177)	—
Interest payable	99	—	1	—	100
Income taxes payable	2	—	6	—	8
Accrued payroll and incentive compensation	12	—	35	—	47
Current portion of operating lease liabilities (see Note 8)	11	—	12	—	23
Other current liabilities	64	—	41	—	105
Total current liabilities	4,062	—	729	(279)	4,512
Long-term liabilities:
Long-term debt	50	—	44	—	94
Intercompany loans payable	52	—	1,132	(1,184)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	734	135	—	(869)	—
Long-term pension and post employment benefit obligations	33	—	182	—	215
Deferred income taxes	11	—	4	—	15
Operating lease liabilities (see Note 8)	33	—	43	—	76
Other long-term liabilities	117	—	79	—	196
Total liabilities	5,092	135	2,213	(2,332)	5,108
Total Hexion Inc. shareholder’s deficit	(2,964)	(114)	(620)	734	(2,964)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,964)	(114)	(622)	734	(2,966)
Total liabilities and deficit	$2,128	$21	$1,591	$(1,598)	$2,142

HEXION INC.
DECEMBER 31, 2018
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $15, respectively)	$20	$—	$108	$—	$128
Accounts receivable, net	98	—	314	—	412
Intercompany accounts receivable	40	—	66	(106)	—
Intercompany loans receivable—current portion	82	—	101	(183)	—
Inventories:
Finished and in-process goods	100	—	140	—	240
Raw materials and supplies	36	—	58	—	94
Other current assets	28	—	29	—	57
Total current assets	404	—	816	(289)	931
Investment in unconsolidated entities	134	12	19	(146)	19
Deferred income taxes	—	—	—	—	—
Other long-term assets	10	7	17	—	34
Intercompany loans receivable	1,114	—	—	(1,114)	—
Property and equipment, net	363	—	478	—	841
Goodwill	53	—	56	—	109
Other intangible assets, net	19	—	8	—	27
Total assets	$2,097	$19	$1,394	$(1,549)	$1,961
Liabilities and Deficit
Current liabilities:
Accounts payable	$126	$—	$258	$—	$384
Intercompany accounts payable	66	—	40	(106)	—
Debt payable within one year	3,563	—	153	—	3,716
Intercompany loans payable within one year	101	—	82	(183)	—
Interest payable	81	—	1	—	82
Income taxes payable	3	—	2	—	5
Accrued payroll and incentive compensation	22	—	30	—	52
Other current liabilities	61	—	45	—	106
Total current liabilities	4,023	—	611	(289)	4,345
Long term liabilities:
Long-term debt	52	—	47	—	99
Intercompany loans payable	—	—	1,114	(1,114)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	781	146	—	(927)	—
Long-term pension and post employment benefit obligations	34	—	187	—	221
Deferred income taxes	2	—	13	—	15
Other long-term liabilities	117	—	78	—	195
Total liabilities	5,009	146	2,050	(2,330)	4,875
Total Hexion Inc. shareholder’s deficit	(2,912)	(127)	(654)	781	(2,912)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,912)	(127)	(656)	781	(2,914)
Total liabilities and deficit	$2,097	$19	$1,394	$(1,549)	$1,961

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2019
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$404	$—	$531	$(49)	$886
Cost of sales	341	—	458	(49)	750
Gross profit	63	—	73	—	136
Selling, general and administrative expense	51	—	40	—	91
Business realignment costs	2	—	2	—	4
Other operating expense, net	7	—	1	—	8
Operating income	3	—	30	—	33
Interest expense, net	76	—	4	—	80
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating expense (income), net	18	—	(19)	—	(1)
(Loss) income before tax and earnings from unconsolidated entities	(71)	—	25	—	(46)
Income tax expense	—	—	7	—	7
(Loss) income before earnings earnings from unconsolidated entities	(71)	—	18	—	(53)
Earnings from unconsolidated entities, net of taxes	19	12	1	(31)	1
Net (loss) income	(52)	12	19	(31)	(52)
Comprehensive (loss) income	$(52)	$12	$19	$(31)	$(52)

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc.	Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$431	$—	$570	$(55)	$946
Cost of sales	357	—	487	(55)	789
Gross profit	74	—	83	—	157
Selling, general and administrative expense	36	—	46	—	82
Gain on disposition	(24)	—	(20)	—	(44)
Asset impairments	25	—	—	—	25
Business realignment costs	6	—	3	—	9
Other operating expense, net	—	—	9	—	9
Operating income	31	—	45	—	76
Interest expense, net	79	—	4	—	83
Intercompany interest (income) expense, net	(20)	—	20	—	—
Other non-operating (income) expense, net	(19)	—	18	—	(1)
(Loss) income before income tax and (losses) earnings from unconsolidated entities	(9)	—	3	—	(6)
Income tax (benefit) expense	(7)	—	15	—	8
Loss before (losses) earnings from unconsolidated entities	(2)	—	(12)	—	(14)
(Losses) earnings from unconsolidated entities, net of taxes	(11)	(3)	1	14	1
Net loss	$(13)	$(3)	$(11)	$14	$(13)
Comprehensive income (loss)	$1	$(2)	$2	$—	$1

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2019
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(186)		$—	$32		$—	$(154)
Cash flows provided by (used in) investing activities
Capital expenditures	(7)		—	(12)		—	(19)
Return of capital from subsidiary from sales of accounts receivable	96	(a)	—	—		(96)	—
	89		—	(12)		(96)	(19)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	(2)		—	2		—	—
Borrowings of long-term debt	49		—	147		—	196
Repayments of long-term debt	(24)		—	(16)		—	(40)
Net intercompany loan borrowings (repayments)	70		—	(70)		—	—
Return of capital to parent from sales of accounts receivable	—		—	(96)	(a)	96	—
	93		—	(33)		96	156
Change in cash and cash equivalents	(4)		—	(13)		—	(17)
Cash, cash equivalents and restricted cash at beginning of period	20		—	108		—	128
Cash, cash equivalents and restricted cash at end of period	$16		$—	$95		$—	$111

(a)
During the three months ended March 31, 2019, Hexion Inc. contributed receivables of $96 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2019, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
THREE MONTHS ENDED MARCH 31, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc.(b)		Combined Subsidiary Guarantors	Combined Non-Guarantor Subsidiaries(b)		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(91)		$—	$8		$—	$(83)
Cash flows provided by (used in) investing activities
Capital expenditures	(8)		—	(17)		—	(25)
Proceeds from dispositions, net	24			25			49
Proceeds from sale of assets, net	—			1		—	1
Return of capital from subsidiary from sales of accounts receivable	73	(a)	—	—		(73)	—
	89		—	9		(73)	25
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	(3)		—	(12)		—	(15)
Borrowings of long-term debt	50		—	116		—	166
Repayments of long-term debt	(58)		—	(38)		—	(96)
Net intercompany loan borrowings (repayments)	19		—	(19)		—	—
Long-term debt and credit facility financing fees	—		—	(1)		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(73)	(a)	73	—
	8		—	(27)		73	54
Effect of exchange rates on cash and cash equivalents	—		—	2		—	2
Change in cash and cash equivalents	6		—	(8)		—	(2)
Cash, cash equivalents and restricted cash at beginning of period	13		—	102		—	115
Cash, cash equivalents and restricted cash at end of period	$19		$—	$94		$—	$113

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

(b)
Reflected in the “Hexion Inc.” and the “Combined Non-Guarantor Subsidiaries” columns is a correction of an error previously presented in the three months ended March 31, 2018 Condensed Consolidating Statement of Cash Flows. The impact of this correction is a decrease of $42 to “Cash flows (used in) provided by operating activities” and “Net intercompany loan borrowings (repayments)” for the “Hexion Inc.” and “Combined Non-guarantor Subsidiaries” columns, respectively, and an increase of $42 to “Net intercompany loan borrowings (repayments)” and “Cash flows (used in) provided by operating activities” for the “Hexion Inc.” and “Combined Non-Guarantor Subsidiaries” columns, respectively. Management does not believe that this error correction is material to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018.

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
Within the following discussion, unless otherwise stated, “the first quarter of 2019” refers to the three months ended March 31, 2019 and “the first quarter of 2018” refers to the three months ended March 31, 2018.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “might,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to obtain the approval of the Bankruptcy Court (defined below) with respect to motions filed in the Chapter 11 cases and the outcomes of Bankruptcy Court rulings and the Chapter 11 cases in general, the effectiveness of the overall restructuring activities pursuant to the Chapter 11 filings and any additional strategies that we may employ to address our liquidity and capital resources, the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 cases, restrictions on us due to the terms of the credit facilities that we entered into in connection with the Chapter 11 cases and restrictions imposed by the Bankruptcy Court, our ability to effectuate the Chapter 11 plan of reorganization described in the restructuring support agreement with certain of our equityholders and creditors, our ability to continue as a going concern, effects of disruption from the Chapter 11 cases and any restructuring transactions, the timing for resolving and any impact of the network security incident,a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview and Outlook
Bankruptcy Filing and Going Concern
We previously disclosed, based on our financial condition and our projected operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, that there was substantial doubt as to our ability to continue as a going concern as of December 31, 2018. At March 31, 2019, we continue to believe that substantial doubt exists as to our ability to continue as a going concern for the next twelve months. Refer to Note 2 to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for more information.
The accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared under the basis of accounting assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. We have made certain adjustments to the Condensed Consolidated Financial Statements including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt. To address the risk of not being able to continue as a going concern, we have undertaken steps to restructure our balance sheet (see Note 2 to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q).

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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At March 31, 2019, we had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of our reportable segments follows:

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

2019 Overview
Following are highlights from our results of operations for the three months ended March 31, 2019 and 2018:

	2019	2018	$ Change	% Change
Statements of Operations:
Net sales	$886	$946	$(60)	(6)%
Gross profit	136	157	(21)	(13)%
Operating income	33	76	(43)	(57)%
Loss before income tax	(46)	(6)	(40)	(667)%
Net loss	(52)	(13)	(39)	(300)%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$70	$(18)	(26)%
Forest Products Resins	68	67	1	1%
Corporate and Other	(17)	(19)	2	11%
Total	$103	$118	$(15)	(13)%

•
Net Sales—In the first quarter of 2019, net sales decreased by $60, or 6%, compared to the first quarter of 2018. Volume decreases negatively impacted net sales by $27 primarily related to volume decreases in our North American resins business driven by the timing of new housing starts and in our oilfield business due to highly competitive market conditions. These decreases were partially offset by increased volumes in our North American formaldehyde business due to continued higher demand. Foreign currency translation negatively impacted net sales by $39 due to the weakening of various foreign currencies against the U.S. dollar in the first quarter 2019 compared to the first quarter of 2018. Pricing positively impacted sales by $6 due primarily to raw material productivity across many of our businesses, partially offset by margin reductions in our base epoxy resins business driven by softer market conditions.

•
Net Loss—In the first quarter of 2019, net loss increased by $39 as compared to the first quarter of 2018. This increase in net loss was primarily driven by a gain on the sale of our ATG business of $44 that occurred in the first quarter of 2018, a decrease in gross profit due primarily to margin reductions in our base epoxy resins business and approximately $20 of costs associated with our Chapter 11 Proceedings. These decreases were partially offset by asset impairments of $25 largely attributed to our oilfield business that occurred in the first quarter of 2018.

•
Segment EBITDA—For the first quarter of 2019, Segment EBITDA was $103, a decrease of 13% compared with $118 in the first quarter of 2018. This decrease was primarily driven by margin reductions in our base epoxy resins business driven by softer market conditions.

•
Restructuring and Cost Reduction Programs— During the first quarter of 2019, we have achieved $4 in cost savings related to our cost reduction programs and have a total of $7 of additional in-process cost savings, which we expect to realize during 2019.

•
Network Security Incident— In March 2019, we experienced a network security incident that temporarily prevented access to certain information technology systems and data within our network, primarily impacting our corporate functions. We took immediate steps to isolate the issue and implemented our technical recovery plan. Our manufacturing sites, which rely on different networks, continued to operate safely and with limited interruption. For the three months ended March 31, 2019, we incurred approximately $4 in costs related to the incident, and we expect to incur additional costs in future periods. We will seek reimbursement through insurance proceeds for costs incurred related to the incident, where applicable.

Short-term Outlook
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
In 2019, we expect demand to continue to drive volume increases in our North American formaldehyde business. Additionally, we expect relatively flat results compared to 2018 in our North American forest products resins business based on the latest expectations in U.S. housing starts and remodeling. Lastly, we anticipate modest overall improvement in our Latin American business due to ongoing recovery in the Brazilian economy.
We also anticipate all of our businesses will continue to benefit from the savings associated with our ongoing restructuring and cost reduction initiatives. Finally, we expect raw material price volatility to continue throughout 2019.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first three months of 2019 compared to the first three months of 2018 the average price of methanol and phenol decreased by approximately 10% and 9%, respectively, and the average price of urea increased by approximately 2%. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation, and to a lesser degree by defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 60% of our sales in the first quarter of 2019. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other non-pension postretirement benefit plans (“OPEB”), as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such amounts.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019		2018
	$	% of Net Sales	$	% of Net Sales
Net sales	$886	100%	$946	100%
Cost of sales	750	85%	789	83%
Gross profit	136	15%	157	17%
Selling, general and administrative expense	91	10%	82	9%
Gain on disposition	—	—%	(44)	(6)%
Asset impairments	—	—%	25	3%
Business realignment costs	4	—%	9	1%
Other operating expense, net	8	1%	9	1%
Operating income	33	4%	76	9%
Interest expense, net	80	9%	83	9%
Other non-operating income, net	(1)	—%	(1)	—%
Total non-operating expense	79	9%	82	9%
Loss before income tax and earnings from unconsolidated entities	(46)	(5)%	(6)	—%
Income tax expense	7	1%	8	1%
Loss before earnings from unconsolidated entities	(53)	(6)%	(14)	(1)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Net loss	(52)	(6)%	(13)	(1)%
Other comprehensive income	$—		$14
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
Net Sales
In the first quarter of 2019, net sales decreased by $60, or 6%, compared to the first quarter of 2018. Volume decreases negatively impacted net sales by $27 primarily related to volume decreases in our North American resins business driven by the timing of new housing starts and in our oilfield business due to highly competitive market conditions. These decreases were partially offset by increased volumes in our North American formaldehyde business due to continued higher demand. Foreign currency translation negatively impacted net sales by $39 due to the weakening of various foreign currencies against the U.S. dollar in the first quarter 2019 compared to the first quarter of 2018. Pricing positively impacted sales by $6 due primarily to raw material productivity across many of our businesses, partially offset by margin reductions in our base epoxy resins business driven by softer market conditions.
Gross Profit
In the first quarter of 2019, gross profit decreased by $21 compared to the first quarter of 2018. Gross profit as a percentage of net sales decreased by 2% due largely to the volume decreases and the unfavorable foreign currency impacts discussed above.
Operating Income
In the first quarter of 2019, operating income decreased by $43 compared to the first quarter of 2018, driven primarily by the gain on the disposition of our ATG business of $44 that occurred in the first quarter 2018, the decrease in gross profit of $21 discussed above, an increase in selling, general and administrative expense of $9 and an increase in our other operating expense of $1 due to an increase in realized and unrealized foreign currency losses. The increase in selling, general and administrative expense is primarily related to certain professional fees and other expenses related to our Chapter 11 Proceedings of approximately $20. These decreases to operating income were partially offset by decreases in business realignment costs of $5 and decreases in asset impairments of $25 primarily related to our oilfield business. The decrease in business realignment costs is largely attributable to lower severance and facility closure related expenses in the first quarter of 2019.
Non-Operating Expense
In the first quarter of 2019, total non-operating expense decreased by $3 compared to the first quarter of 2018. This was due to a decrease in interest expense of $3 driven by our write-off of our unamortized deferred financing costs at December 31, 2018.

Income Tax Expense

The effective tax rate was (15)% and (133)% for the first quarter of 2019 and 2018, respectively. For both periods, the change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first quarter of 2019 and 2018, income tax expense relates primarily to income from certain foreign operations. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the first quarter of 2019, foreign currency translation had no impact on other comprehensive income, due to various foreign currencies remaining relatively flat against the U.S. dollar in the first quarter of 2019.
For the first quarter of 2018, foreign currency positively impacted other comprehensive income by $14, primarily due to an overall strengthening of various foreign currencies against the U.S. dollar in the first quarter of 2018.
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

	Three Months Ended March 31,
	2019	2018
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$491	$540
Forest Products Resins	395	406
Total	$886	$946

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$70
Forest Products Resins	68	67
Corporate and Other	(17)	(19)
Total	$103	$118
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended March 31, 2019 to the three months ended March 31, 2018:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(5)%	(1)%	(3)%	(9)%
Forest Products Resins	—%	2%	(5)%	(3)%
Epoxy, Phenolic and Coating Resins
Net sales in the first quarter of 2019 decreased by $49, or 9%, when compared to the first quarter of 2018. Volumes negatively impacted net sales by $26, primarily related to volume decreases in our oilfield business due to highly competitive market conditions. Foreign currency translation negatively impacted net sales by $20, due primarily to the weakening of various foreign currencies against the U.S. dollar in the first quarter of 2019 compared to the first quarter of 2018. Lastly, pricing negatively impacted net sales by $3 due primarily to margin reductions in our base epoxy resins business due to softer market conditions as compared to the first quarter 2018.
Segment EBITDA in the first quarter of 2019 decreased by $18 to $52 compared to the first quarter of 2018. The decrease was primarily driven by the margin reductions in our base epoxy resins business discussed above.

Forest Products Resins
Net sales in the first quarter of 2019 decreased by $11, or 3%, when compared to the first quarter of 2018. Foreign currency translation negatively impacted net sales by $19, due largely to the weakening of various foreign currencies against the U.S. dollar in the first quarter of 2019 compared to the first quarter of 2018. Volumes negatively impacted net sales by $1, and were primarily driven by decreases in our North American resins business due to the timing of new housing starts, partially offset by increased demand in our North American formaldehyde business. Pricing positively impacted net sales by $9, which was primarily due to raw material productivity across many of our businesses.
Segment EBITDA in the first quarter of 2019 increased by $1 to $68, when compared to the first quarter of 2018, as improved performance in our North American formaldehyde business was slightly offset by the decreases in our North American resins business.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first quarter of 2019 decreased by $2 compared to the first quarter of 2018 due primarily to our ongoing cost savings efforts and foreign currency impacts.
Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended March 31,
	2019	2018
Reconciliation:
Net loss	$(52)	$(13)
Income tax expense	7	8
Interest expense, net	80	83
Depreciation and amortization	26	30
EBITDA	$61	$108
Items not included in Segment EBITDA:
Asset impairments	$—	$25
Business realignment costs	4	9
Gain on disposition	—	(44)
Transaction costs	23	3
Realized and unrealized foreign currency losses	1	7
Other	14	10
Total adjustments	42	10
Segment EBITDA	$103	$118

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$52	$70
Forest Products Resins	68	67
Corporate and Other	(17)	(19)
Total	$103	$118

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2019 and 2018, these items primarily include expenses from retention programs, management fees and expenses related to legacy liabilities. For three months ended March 31, 2019, transaction costs primarily included certain professional fees and other expenses related to our Chapter 11 Proceedings. For the three months ended March 31, 2018, transaction costs included certain professional fees related to strategic projects. Business realignment costs for the three months ended March 31, 2019 and 2018 primarily include costs related to certain in-process facility rationalizations and cost reduction programs.

Liquidity and Capital Resources
2019 Outlook
As a result of the commencement of the Chapter 11 Cases on April 1, 2019, we are operating as a debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Cases, we intend to significantly de-leverage our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee that the Chapter 11 Cases will be completed successfully or in the time frame contemplated by the Support Agreement. Refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.
As a result of the substantial doubt about our ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure our balance sheet, our expected cash outflows related to debt service in 2019 are difficult to predict at this time. We made an adequate protection payment in April 2019 under the Credit Facilities and our first lien notes during 2019 in accordance with the Bankruptcy Court order approving the Credit Facilities but do not expect to make interest payments on our other notes. We plan to fund our ongoing operations through available borrowings under our Credit Facilities as well as cash generated from operations.
We currently expect to emerge from Chapter 11 in the third quarter of 2019 in accordance with our Support Agreement; however, this will be contingent upon numerous factors including many of which are out of our control. Major factors include obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization to be proposed by the Debtors, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy. We also may need to obtain a new credit facility, or exit financing. Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases. The plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed. See “Risk Factors - Risks Related to Our Chapter 11 Proceedings.”
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

At March 31, 2019, we had $3,969 of outstanding debt and $132 in liquidity consisting of the following:

•	$96 of unrestricted cash and cash equivalents (of which $80 is maintained in foreign jurisdictions);

•	$2 of borrowings available under our ABL Facility ($348 borrowing base less $296 of outstanding borrowings and $50 of outstanding letters of credit); and

•	$34 of time drafts and borrowings available under credit facilities at certain international subsidiaries
In connection with our Chapter 11 Proceedings, we received access to a $350 DIP Term Loan Facility and a DIP ABL Facility with an additional $350 of availability. Proceeds from the DIP Term Loan Facility, which were received in April 2019, were used to repay the outstanding borrowings under our ABL Facility of $296, fees of $13 and cash of $41 to our balance sheet. As adjusted for these Credit Facilities, which were approved by the Bankruptcy Court on a final basis on May 1, 2019, our liquidity would have been $469 at March 31, 2019.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2019 and December 31, 2018 was $494 and $362, respectively. A summary of the components of our net working capital as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	% of LTM Net Sales	December 31, 2018	% of LTM Net Sales
Accounts receivable	$496	14%	$412	11%
Inventories	352	9%	334	9%
Accounts payable	(354)	(9)%	(384)	(10)%
Net working capital (1)	$494	14%	$362	10%

(1)
Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.

The increase in net working capital of $132 from December 31, 2018 was driven by an increase in accounts receivable of $84 and an increase in inventory of $18, as well as a decrease in accounts payable of $30. The increases in accounts receivable and inventory were primarily the result of increased volumes in the first quarter of 2019 compared to the fourth quarter of 2018 due to seasonality of our businesses. The decrease in accounts payable was largely related to timing of vendor payments. To minimize the impact of seasonal changes in net working capital on cash flows, we continue to review inventory safety stock levels, focus on accelerating receivable collections by offering incentives to customers to encourage early payment or through the sale of receivables at a discount and negotiate with vendors or enter into inventory financing arrangements to extend payment terms.
We periodically borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to the seasonality of our volumes. As of March 31, 2019, there were $296 of outstanding borrowings under the ABL Facility.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2019	2018
(Uses) sources of cash:
Operating activities	$(154)	$(83)
Investing activities	(19)	25
Financing activities	156	54
Effect of exchange rates on cash flow	—	2
Net change in cash and cash equivalents	$(17)	$(2)

Operating Activities
In the first quarter of 2019, operations used $154 of cash. Net loss of $52 included $26 of net non-cash expense items related to depreciation and amortization. Net working capital used $125, which was largely driven by increases in accounts receivables due primarily to seasonality of our businesses. Changes in other assets and liabilities and income taxes payable used $3 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
In the first quarter of 2018, operations used $83 of cash. Net loss of $13 included $18 of net non-cash expense items, consisting of depreciation and amortization of $30, non-cash impairments of $25, amortization of deferred financing fees of $4, unrealized foreign currency losses of $3 and deferred tax expense of $1, partially offset by a gain on disposition of $44. Net working capital used $94, which was largely driven by increases in accounts receivable and inventories due primarily to raw material price increases. Changes in other assets and liabilities and income taxes payable provided $6 due to the timing of when items were expensed versus paid.
Investing Activities
In the first quarter of 2019, investing activities used $19 of cash related to capital expenditures.
In the first quarter of 2018, investing activities provided $25 of cash, primarily related to net proceeds from ATG disposition of $49 and proceeds from sale of assets of driven by capital expenditures of $1, partially offset by capital expenditures of $25 (including capitalized interest).
Financing Activities
In the first quarter of 2019, financing activities provided $156 of cash. Net long-term debt borrowings were $156. Our long-term debt borrowings primarily consisted of $159 of additional ABL borrowings in the first quarter of 2019.
In the first quarter of 2018, financing activities provided $54 of cash. Net short-term debt borrowings were $15 and net long-term debt borrowings were $70. Our long-term debt borrowings primarily consisted of $160 in ABL borrowings.
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

Accordingly, the Company has concluded its financial condition, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings raise substantial doubt as to the Company’s ability to continue as a going concern. The audit report issued by the Company’s independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern included in Item 8 on its Annual Report on Form 10-K. The Bankruptcy Petitions constitute an event of default that accelerated the Company’s obligations under its ABL Facility and 6.625% First-Priority Senior Secured Notes, 10.00% First-Priority Senior Secured Notes, 10.375% First-Priority Senior Secured Notes, 13.75% Senior Secured Notes, 9.00% Second-Priority Senior Secured Notes, 9.2% debentures and 7.875% debentures (collectively, the “Notes”). The debt instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder are immediately due and payable; however, any efforts to enforce such payment obligations under these instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of these instruments are subject to the applicable provisions of the Bankruptcy Code.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our Secured Indentures for the period presented:

March 31, 2019
LTM Period
Net loss	$(201)
Income tax expense	39
Interest expense, net	362
Depreciation and amortization	109
Accelerated depreciation	4
EBITDA	313
Adjustments to EBITDA:
Asset impairments and write-downs	7
Business realignment costs (1)	24
Realized and unrealized foreign currency losses	20
Unrealized gains on pension and postretirement benefits (2)	(13)
Transaction costs(3)	34
Other (4)	45
Cost reduction programs savings (5)	7
Adjusted EBITDA	$437
Pro forma fixed charges (6)	$318
Ratio of Adjusted EBITDA to Fixed Charges (7)	1.37

(1)
Primarily represents cost related to headcount reduction expenses and plant rationalization costs related to in-process and recently completed cost reduction programs, termination costs and other costs associated with business realignments.

(2)	Represents non-cash gains resulting from pension and postretirement benefit plan liability remeasurements.

(3)	Represents certain professional fees and other expenses related to our Chapter 11 Proceedings and professional fees related to strategic projects.

(4)	Primarily includes retention program costs, business optimization expenses, and expenses related to legacy liabilities.

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

(6)	Reflects pro forma interest expense based on interest rates at March 31, 2019 and does not reflect changes to our debt related to our Chapter 11 Proceedings.

(7)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of March 31, 2019, we did not satisfy this test. As a result, we are subject to restrictions on our ability to incur additional indebtedness and to make investments; however, there are exceptions to these restrictions, including exceptions that permit indebtedness under our ABL Facility (available borrowings of which were $2 at March 31, 2019).

Recently Issued Accounting Standards
See Note 3 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2019 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2019.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2019, we launched a new lease administration and accounting system to support implementation of ASU 2016-02, Leases.
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

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general;

•	our ability to obtain Bankruptcy Court approval of the Support Agreement and/or the transactions contemplated thereby;

•	our ability to receive Bankruptcy Court approval of the Plan and our ability to consummate the Plan, each on an acceptable timeline;

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

•	risks associated with third party motions in Chapter 11 proceedings and our ability to successfully emerge from bankruptcy;

•	our ability to manage contracts, obtain and maintain normal payment and other terms with customers, vendors, and service providers;

•	increased costs related to the bankruptcy filing and other litigation;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain management and other key employees;

•	our ability to retain key vendors or secure alternative supply sources;

•	whether our foreign subsidiaries continue to operate their business in the normal course;

•	our ability to maintain existing customers, vendor relationships and expand sales to new customers;

•	our ability to fund and execute our business plan; and

•	our ability to obtain acceptable and appropriate financing.

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
Raw materials costs made up approximately 75% of our cost of sales in 2019. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. A division of the World Health Organization, the International Agency for Research on Cancer, or IARC, and the National Toxicology Program, or NTP, within the U.S. Department of Health and Human Services, have classified formaldehyde as being carcinogenic to humans. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010, stating that formaldehyde meets the criteria to be described as “carcinogenic to humans.” The National Academy of Sciences peer reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. USEPA may or may not issue a revised draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. On March 20, 2019, EPA announced the next set of candidate chemical substances that will undergo review by its LCSA/TSCA risk evaluation program. This announcement formally begins the prioritization process and starts a 9- to 12-month statutory time frame during which the Agency must designate 20 chemical substances as high priority. Formaldehyde was identified as a high-priority candidate chemical for TSCA risk evaluation. Designation of formaldehyde as a high-priority chemical “does not constitute a finding of risk.” A high-priority designation simply means the EPA has nominated formaldehyde for further risk evaluation. Effective January 1, 2016, ECHA classified formaldehyde as a Category 2 Mutagen, but rejected reclassification as a Category 1A Carcinogen. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
BPA, which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities, and is also sold directly to third parties, is currently considered under certain state and international regulatory programs as a reproductive toxicant and an “endocrine disrupter,” meaning BPA could disrupt normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. In Europe, the EU Committee for Risk Assessment adopted an opinion to change the existing harmonized classification and labeling of BPA from a category 2 reproductive Toxicant to a category 1B reproductive Toxicant. This classification change was effective beginning March 1, 2018. The EU Member State Committee agreed to add BPA to the Substance of Very High Concern (“SVHC”) candidate list based upon its classification as a reproductive toxicant, as well as for its endocrine disrupting properties to both human health and the environment. The REACH Risk Management Option Analysis (RMOA) was released July 6, 2017, in which BPA is identified as an endocrine disruptor for the environment with no safe threshold, and REACH restrictions are identified as the preferred risk management measure. The California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) listed BPA under Proposition 65 as a developmental and reproductive toxicant, requiring warning labels unless BPA exposures are shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). As of May 11, 2016, products containing BPA sold into California must comply with Proposition 65’s requirements. Despite these hazard designations and listings, the US Food and Drug Administration (“FDA”) is also actively engaged in the scientific and regulatory review of BPA and, in a letter submitted to OEHHA dated April 6, 2015, reaffirmed that BPA is safe as currently permitted in FDA-regulated food contact uses and concluded that FDA’s National Center for Toxicological Research study did not support the listing of BPA as a reproductive toxicant. In 2018, NTP released the results of the CLARITY Core Study. Senior scientists at FDA’s National Center for Toxicological Research (NCTR) conducted the study with funding from NTP. The study involved exposure of laboratory animals to BPA beginning during pregnancy and continuing in the offspring throughout their entire lifetime. A wide range of dose levels were examined, from low doses close to actual consumer exposure to doses about 250,000 times higher. As stated in the conclusion of the study report, “BPA produced minimal effects that were distinguishable from background.” NTP selected a panel of six independent expert scientists to conduct a formal peer review of the study. In general, the peer review panel supported the design and conduct of the study and agreed with the overall conclusion that the study found minimal effects for the range of doses studied. In December 2012, France enacted a law that bans direct contact of packaging containing BPA with food and consumer products. In January 2015, the European Food Safety Authority (“EFSA”) concluded that BPA poses no health risk to consumers of any age group (including unborn children, infants and adolescents) at currently permitted exposure levels. EFSA confirmed this conclusion in October 2016. Regulatory and legislative initiatives such as these, or product de-selection resulting from such regulatory actions, may result in a reduction in demand for BPA and our products containing BPA and could also result in additional liabilities as well as an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
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
In 2019, 56% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the three months ended March 31, 2019.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. During the first quarter of 2019, we achieved $4 in cost savings related to our cost reduction programs and as of March 31, 2019, we have approximately $7 of additional in-process cost savings.
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
In March 2019, we experienced a network security incident that temporarily prevented access to certain information technology systems and data within our network, primarily impacting our corporate functions. We took immediate steps to isolate the issue and implemented our technical recovery plan. Our manufacturing sites, which rely on different networks, continued to operate safely and with limited interruption. We are currently evaluating the impact of this incident, including assessing any available insurance coverage. Any impacts from this incident may result in an adverse effect on our business, financial condition and results of operations.
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
Prior to our bankruptcy filing, we were a highly leveraged company. As of March 31, 2019, we had approximately $4.0 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings. After our expected emergence from bankruptcy we may continue to have a substantial amount of indebtedness.
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
Item 5.        Other Information

None.

Item 6.    Exhibits

10.1†	Hexion Holdings LLC 2019 Long-Term Incentive Plan

10.2†	Hexion Holdings LLC 2019 Long-Term Incentive Plan Award Letter

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

†	Represents a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION INC.

Date:	May 15, 2019	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)