Form 10-Q
period 2019-06-30
HEXION INC.
filed 2019-08-12
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-71
_______________________________________
  HEXION INC.
(Exact name of registrant as specified in its charter)
________________________________________

New Jersey	13-0511250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH 43215	614-225-4000
(Address of principal executive offices including zip code)	(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2019: 82,556,847

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15)	$96	$128
Accounts receivable (net of allowance for doubtful accounts of $16)	499	412
Inventories:
Finished and in-process goods	242	240
Raw materials and supplies	109	94
Other current assets	69	57
Total current assets	1,015	931
Investment in unconsolidated entities	20	19
Other long-term assets	42	34
Property and equipment:
Land	90	89
Buildings	287	285
Machinery and equipment	2,320	2,293
	2,697	2,667
Less accumulated depreciation	(1,870)	(1,826)
	827	841
Operating lease assets (see Note 10)	95	—
Goodwill	108	109
Other intangible assets, net	24	27
Total assets	$2,131	$1,961
Liabilities and Deficit
Current liabilities:
Accounts payable	$293	$384
Debt payable within one year	438	3,716
Interest payable	7	82
Income taxes payable	6	5
Accrued payroll and incentive compensation	38	52
Current portion of operating lease liabilities (see Note 10)	21	—
Financing fees payable	104	—
Other current liabilities	106	106
Total current liabilities	1,013	4,345
Long-term liabilities:
Liabilities subject to compromise	3,672	—
Long-term debt	90	99
Long-term pension and post employment benefit obligations	184	221
Deferred income taxes	15	15
Operating lease liabilities (see Note 10)	74	—
Other long-term liabilities	164	195
Total liabilities	5,212	4,875
Commitments and contingencies (see Note 11)
Deficit
Common stock—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding at June 30, 2019 and December 31, 2018	1	1
Paid-in capital	526	526
Treasury stock, at cost—88,049,059 shares	(296)	(296)
Accumulated other comprehensive loss	(26)	(18)
Accumulated deficit	(3,285)	(3,125)
Total Hexion Inc. shareholder’s deficit	(3,080)	(2,912)
Noncontrolling interest	(1)	(2)
Total deficit	(3,081)	(2,914)
Total liabilities and deficit	$2,131	$1,961
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net sales	$892	$995	$1,778	$1,941
Cost of sales	757	829	1,507	1,618
Gross profit	135	166	271	323
Selling, general and administrative expense	61	77	152	159
Gain on disposition	—	—	—	(44)
Asset impairments	—	—	—	25
Business realignment costs	11	5	15	14
Other operating expense, net	8	11	16	20
Operating income	55	73	88	149
Interest expense, net (contractual interest expense of $83 and $163 for the three and six months ended June 30, 2019, respectively)	9	84	89	167
Other non-operating (income) expense, net	(10)	8	(11)	7
Reorganization items, net	156	—	156	—
Loss before income tax and earnings from unconsolidated entities	(100)	(19)	(146)	(25)
Income tax expense	8	3	15	11
Loss before earnings from unconsolidated entities	(108)	(22)	(161)	(36)
Earnings from unconsolidated entities, net of taxes	1	1	2	2
Net loss	(107)	(21)	(159)	(34)
Net income attributable to noncontrolling interest	(1)	(1)	(1)	(1)
Net loss attributable to Hexion Inc.	$(108)	$(22)	$(160)	$(35)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net loss	$(107)	$(21)	$(159)	$(34)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8)	(16)	(8)	(2)
Other comprehensive loss	(8)	(16)	(8)	(2)
Comprehensive loss	(115)	(37)	(167)	(36)
Comprehensive income attributable to noncontrolling interest	(1)	(1)	(1)	(1)
Comprehensive loss attributable to Hexion Inc.	$(116)	$(38)	$(168)	$(37)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows used in operating activities
Net loss	$(159)	$(34)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	58
Non-cash asset impairments	—	25
Non-cash reorganization items, net	139	—
Loss on sale of assets	3	2
Gain on disposition	—	(44)
Amortization of deferred financing fees	—	8
Unrealized foreign currency (gains) losses	(7)	12
DIP Facility financing fees included in net loss	13	—
Other non-cash adjustments	(2)	(2)
Net change in assets and liabilities:
Accounts receivable	(88)	(27)
Inventories	(19)	(40)
Accounts payable	(28)	12
Income taxes payable	8	1
Other assets, current and non-current	(8)	(18)
Other liabilities, current and long-term	(17)	5
Net cash used in operating activities	(113)	(42)
Cash flows (used in) provided by investing activities
Capital expenditures	(43)	(43)
Proceeds from disposition, net	—	49
Proceeds from sale of assets, net	1	1
Net cash (used in) provided by investing activities	(42)	7
Cash flows provided by financing activities
Net short-term debt borrowings	(4)	3
Borrowings of long-term debt	667	294
Repayments of long-term debt	(527)	(243)
DIP facility financing fees	(13)	—
Long-term debt and credit facility financing fees paid	—	(1)
Net cash provided by financing activities	123	53
Effect of exchange rates on cash and cash equivalents, including restricted cash	—	(3)
Change in cash and cash equivalents, including restricted cash	(32)	15
Cash, cash equivalents and restricted cash at beginning of period	128	115
Cash, cash equivalents and restricted cash at end of period	$96	$130
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$66	$159
Income taxes, net	10	10
Reorganization items, net	17	—
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. Deficit	Noncontrolling Interest	Total
Balance at March 31, 2018	$1	$526	$(296)	$6	$(2,976)	$(2,739)	$(1)	$(2,740)
Net (loss) income	—	—	—	—	(22)	(22)	1	(21)
Other comprehensive loss	—	—	—	(16)	—	(16)	—	(16)
Balance at June 30, 2018	$1	$526	$(296)	$(10)	$(2,998)	$(2,777)	$—	$(2,777)

Balance at December 31, 2017	$1	$526	$(296)	$(8)	$(2,964)	$(2,741)	$(1)	$(2,742)
Net (loss) income	—	—	—	—	(35)	(35)	1	(34)
Other comprehensive loss	—	—	—	(2)	—	(2)	—	(2)
Impact of change in accounting policy	—	—	—	—	1	1	—	1
Balance at June 30, 2018	$1	$526	$(296)	$(10)	$(2,998)	$(2,777)	$—	$(2,777)

Balance at March 31, 2019	$1	$526	$(296)	$(18)	$(3,177)	$(2,964)	$(2)	$(2,966)
Net (loss) income	—	—	—	—	(108)	(108)	1	(107)
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Balance at June 30, 2019	$1	$526	$(296)	$(26)	$(3,285)	$(3,080)	$(1)	$(3,081)

Balance at December 31, 2018	$1	$526	$(296)	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)
Net (loss) income	—	—	—	—	(160)	(160)	1	(159)
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Balance at June 30, 2019	$1	$526	$(296)	$(26)	$(3,285)	$(3,080)	$(1)	$(3,081)

See Notes to Condensed Consolidated Financial Statements

(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2019, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
As a result of the Company’s reorganization and emergence from Chapter 11 (as defined below) on July 1, 2019, the Company’s direct parent is Hexion Intermediate Holding 2, Inc., a holding company and wholly owned subsidiary of Hexion Intermediate Holding 1, Inc., a holding company and wholly owned subsidiary of Hexion Holdings Corporation, the ultimate parent of Hexion (“Hexion Holdings”). Prior to its reorganization, the Company’s parent was Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (now known as Hexion TopCo, LLC), the ultimate parent entity of Hexion, which was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and its subsidiaries, “Apollo”). See Note 2 for more information.
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
Going Concern
The Company previously disclosed, based on its financial condition and its projected operating results, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings (see Note 2), that there was substantial doubt as to the Company’s ability to continue as a going concern as of the issuance of the Company’s 2018 Annual Report on Form 10-K. The Company’s ability to continue as a going concern at June 30, 2019 was contingent upon its ability to comply with the financial and other covenants contained in the DIP Term Loan Facility, the DIP ABL Facility and its ability to successfully implement the Plan (defined in Note 2), among other factors. After the Company’s emergence from Chapter 11 on July 1, 2019, based on its new capital structure, liquidity position and projected operating results, the Company expects to continue as a going concern for the next twelve months. See Note 2 for more information.
Financial Reporting in Reorganization
Effective on April 1, 2019, the Company applied Accounting Standard Codification, No. 852, “Reorganizations,” (“ASC No. 852”) which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as “Reorganization items, net” in the Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish debtor pre-petition liabilities subject to compromise (“LSTC”) from liabilities of non-filing entities, pre-petition liabilities that are not subject to compromise and post-petition liabilities in the accompanying Condensed Consolidated Balance Sheet. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. See Note 3 for more information.
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 included in this Quarterly Report on Form 10-Q has been prepared under the basis of accounting assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has made certain adjustments to the Condensed Consolidated Balance Sheet as of December 31, 2018 including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt.
2. Chapter 11 Bankruptcy Filing
Bankruptcy Petitions and Emergence from Chapter 11
On April 1, 2019 (the “Petition Date”), the Company, Hexion Holdings LLC, Hexion LLC and certain of the Company’s subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware, (the "Bankruptcy Court"). The Chapter 11 proceedings were jointly administered under the caption In re Hexion TopCo, LLC, No. 19-10684 (the “Chapter 11 Cases”). The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On June 25, 2019, the Court entered an order (the “Confirmation Order”) confirming the Second Amended Joint Chapter 11 Plan of Reorganization of Hexion Holdings LLC and its Debtor Affiliates under Chapter 11 (the “Plan”). On July 1, 2019 (the “Effective Date”), in accordance with the terms of the Plan and the Confirmation Order, the Plan became effective and the Debtors emerged from bankruptcy (the “Emergence”).
Debtor-in-Possession Financing
DIP Term Loan Facility
In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, the Company entered into a New York law-governed senior secured term loan agreement (the “DIP Term Loan Facility”), among Hexion LLC (“Holdings”), the Company, Hexion International Holdings B.V. (the “Dutch Borrower”), which was amended on April 17, 2019, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and collateral agent (the “Term Loan Agent”). The proceeds of the DIP Term Loan Facility were loaned by the Dutch Borrower to the Company pursuant to an intercompany loan agreement (the “Intercompany Loan Agreement”) and were used in part to repay in full the outstanding obligations under the Company’s existing asset-based revolving credit agreement ABL Facility (“ABL Facility”). As of June 30, 2019, the Company had $350 borrowings outstanding under DIP Term Loan Facility. The Company’s remaining obligations under the DIP Term Loan Facility were repaid in full and the DIP Term Loan Facility was terminated upon consummation of the Plan by the Company on July 1, 2019.
DIP ABL Facility
In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, Holdings, the Company and certain of its subsidiaries (collectively, the “Borrowers”), the lenders party thereto, JPMorgan, as administrative agent, and JPMorgan, as collateral agent (the “DIP ABL Collateral Agent” and together with the DIP Term Loan Facility, the “Credit Facilities”), entered into an amended and restated senior secured debtor-in-possession asset-based revolving credit agreement, which was further amended on May 10, 2019 (the “DIP ABL Facility”), which amended and restated the Company’s ABL Facility among Holdings, the Company, the Borrowers, the lenders party thereto, JPMorgan, as administrative agent, and JPMorgan, as collateral agent. As of June 30, 2019, the Company had no outstanding borrowings under the DIP ABL Facility and the DIP ABL Facility was terminated upon consummation of the Plan by the Company on July 1, 2019.
Restructuring Support Agreement
On April 1, 2019, the Debtors entered into a Restructuring Support Agreement (the “Support Agreement”) with equityholders that beneficially owned more than a majority of the Company’s outstanding equity (the “Consenting Sponsors”) and creditors that held more than a majority of the aggregate outstanding principal amount of each of the Company’s 6.625% Notes and 10.00% Notes, (the “1L Notes”), 13.750% 1.5 lien notes due 2022 (the “1.5L Notes”), 9.00% second lien notes due 2020 (the “2L Notes”), 9.20% Debentures due 2021 and/or 7.875% Debentures due 2023 issued by Borden, Inc. (the “Unsecured Notes”) (the “Consenting Creditors” and, together with the Consenting Sponsors, the “Consenting Parties”). The Support Agreement incorporated the economic terms regarding a restructuring of the Debtors agreed to by the parties reflected in the Support Agreement. The restructuring transactions were effectuated through the Plan.
Equity Backstop Agreement
On April 25, 2019, the Debtors entered into the Equity Backstop Commitment Agreement, as subsequently amended (the “Equity BCA”), among the Debtors and the equity backstop parties party thereto (the “Equity Backstop Parties”). The Equity BCA provides that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, the Company will have the option to require the Equity Backstop Parties to backstop the common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with the $300 rights offerings for New Common Stock to be made in connection with the Plan (the “Unsubscribed Shares”) on a several, and not joint and several, basis. In consideration for their commitment to purchase the Unsubscribed Shares, the Equity Backstop Parties will be paid a Premium of 8% of the Rights Offering Amount (the “Equity BCA Premium”), which premium was earned in full upon entry of the Equity BCA Approval Order and which is payable either in Cash or in New Common Equity at the option of each Equity Backstop Party. Pursuant to the terms of the Equity BCA, the Equity BCA Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. The Company recognized a $24 liability for the Equity BCA Premium as of June 30, 2019, under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations and “Financing fees payable” in the unaudited Condensed Consolidated Balance Sheets.

Debt Backstop Agreement
On April 25, 2019, the Debtors entered into the Debt Backstop Commitment Agreement, as subsequently amended (the “Debt BCA”), among the Debtors and the debt backstop parties party thereto (the “Debt Backstop Parties”). The Debt BCA provides that upon satisfaction of certain terms and conditions, including the confirmation of the Plan, the Debt Backstop Parties will backstop the New Long-Term Debt on a several, and not joint and several, basis of an amount equal to such Debt Backstop Party’s commitment percentage, in exchange for (a) the Debt Backstop Premium of 3.375% of the backstop commitments thereunder payable either in Cash or in New Common Equity at the option of each Debt Backstop Party and (b) for certain Debt Backstop Parties, the Additional Debt Backstop Premium of 1.5% of the backstop commitments thereunder payable in Cash, both of which premiums (described in (a) and (b)) were earned in full upon entry of the Debt BCA Approval Order. Pursuant to the terms of the Debt BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. The Company recognized a $80 liability for the BCA Commitment Premium as of June 30, 2019, under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations and “Financing fees payable” in the unaudited Condensed Consolidated Balance Sheets.

Pre-Petition Claims
On June 7, 2019, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Court, which were amended on June 14, 2019. Pre-petition claims will be disposed of in accordance with the Plan. As the Company had not emerged from Chapter 11 bankruptcy as of June 30, 2019, all such amounts are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets. See Note 3 for more information.
The Debt Instruments provide that as a result of the Bankruptcy Petitions the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. Upon Emergence on July 1, 2019, these automatic stay provisions are no longer in effect.
Subsequent Events
Emergence from Chapter 11 Bankruptcy
On July 1, 2019 (“the Effective Date”), the Plan became effective and the Debtors emerged from the Chapter 11 proceedings.
On or following the Effective Date, and pursuant to the terms of the Plan, the following occurred or is in the process of occurring:

•
The restructuring of the Debtors’ pre-petition funded debt obligations with the proceeds of $1,658 in new long-term debt (“New Long-term Debt”) (see Note 9) and a $300 rights offering for new common equity of Hexion Holdings (the “Rights Offering”);

•
A percentage of the Rights Offering was issued in the form of warrants (“New Warrants”), these warrants represented 15% of the Rights Offering which are exercisable for shares of Common Stock, issued by Hexion Holdings under the Plan, and referred to as New Warrants under the Plan (together with New Common Stock, “Registrable Securities”);

•	Certain of the Debtors entering into the $350 ABL Facility (see Note 9) ;

•	General unsecured claims being paid in full or otherwise continuing unimpaired;

•
Holders of claims with respect to the 1L Notes receiving their pro rata share of (a) cash in the amount of $1,450 (less the sum of adequate protection payments paid on account of the 1L Notes during the Chapter 11 cases), (b) 72.5% of new common equity of Hexion Holdings (“New Common Equity”) (subject to the Agreed Dilution), and (c) 72.5% of the rights to purchase additional New Common Equity pursuant to the Rights Offering. The dilution of the New Common Equity (the “Agreed Dilution”) resulted from the Rights Offering, the Management Incentive Plan (as defined in the Plan, 10% of the fully-diluted equity of the Company is to be reserved for grant to key members of management and independent, non-employee members of the Board of Directors, the details and allocation of which shall be determined by the new board of directors; and the Management Incentive Plan has not been finalized as of filing date of this Quarterly Report on Form 10-Q );

•
Holders of claims with respect to the 1.5L Notes, 2L Notes, and Unsecured Notes receiving their pro rata share of (a) 27.5% of the New Common Equity (subject to the Agreed Dilution) and (b) 27.5% of the rights to purchase additional New Common Equity pursuant to the Rights Offering;

•	Holders of equity interests (i.e., any class of equity securities) in Hexion Holdings LLC receiving no distributions and all such Equity Interests being cancelled;

•	Reorganized Hexion issuing a $2.5 settlement note to the Consenting Sponsors; and

•	Appointment of a new board of directors.

Issuance of New Common Stock

On the Effective Date, all previously issued and outstanding equity interests in Hexion Holdings LLC were cancelled. Upon effectiveness of the Plan, Hexion Holdings issued 58,410,731 shares of a new class of common stock, par value $0.01 per share (“New Common Stock”), pursuant to the Rights Offering. The shares of New Common Stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization.

New Warrant Agreement

In addition, Hexion Holdings entered into a warrant agreement (the “Warrant Agreement”) and upon effectiveness of the Plan, Hexion Holdings issued 10,307,778 New Warrants as a part of the Rights Offering on the Effective Date. The New Warrants represented 15% of the Rights Offering which are exercisable to purchase shares of New Common Stock. These New Warrants may be exercised, at any time on or after the initial exercise date for exercise price per share of the New Common Stock of $0.01. The Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions.

The holder or group of holders (the “Attribution Parties”) of New Warrants shall be permitted to exercise these New Warrants, at any time, in part or in whole, in amounts sufficient for the holder and Attribution Parties to maintain in the aggregate no less than the beneficial ownership limitation of 9.9% of the fully diluted shares outstanding. Fully diluted shares outstanding is calculated as (x) the aggregate number of shares of New Common Stock issued and outstanding plus (y) the aggregate number of shares of common stock issuable upon the conversion of any other issued and outstanding securities or rights convertible into, or exchangeable for (in each case, directly or indirectly), common stock (excluding, for the avoidance of doubt, any unexercised warrants or options to purchase common stock).

The New Warrants do not entitle the holder or group of holders of the New Warrants to any voting rights, dividends or other rights as a stockholder of the Company prior to exercise of the held New Warrants. If any shares of common stock are listed on a trading market, Hexion Holdings shall use its reasonable best efforts to cause the New Warrants shares issued upon exercise of these New Warrants to also be listed on such trading market, in accordance with the Warrant Agreement.

Registration Rights Agreement

On the Effective Date, Hexion Holdings entered into a registration rights agreement with certain of its stockholders (the “Registration Rights Agreement”).

Under the Registration Rights Agreement, upon delivery of a written notice by one or more stockholders holding, individually or in the aggregate, at least a majority of the outstanding Registrable Securities and New Warrants, voting together (as if such New Warrants had been exercised), Hexion Holdings is required to file a registration statement and effect an initial public offering and listing of its common stock, so long as the total offering size is at least $100 million (a “Qualified IPO”).

Hexion Holdings is also required to file a registration statement at any time following 180 days after the closing of a Qualified IPO upon the delivery of a written notice by one or more stockholders proposing to sell, individually or in the aggregate, at least $50 million of Registrable Securities. In addition, under the Registration Rights Agreement, Hexion Holdings is required to file a shelf registration statement as soon as practicable following the closing of a Qualified IPO to register the resale, on a delayed or continuous basis, of all Registrable Securities that have been timely designated for inclusion by the holders (specified in the Registration Rights Agreement). Any individual holder or holders of our outstanding common stock party thereto can demand up to four “shelf takedowns” in any 12-month period which may be conducted in underwritten offerings so long as the total offering size is at least $50 million. Furthermore, each stockholder party to the Registration Rights Agreement has unlimited piggyback registration rights with respect to underwritten offerings, subject to certain exceptions and limitations.

The foregoing registration rights are subject to certain cutback provisions and customary suspension/blackout provisions. Hexion Holdings has agreed to pay all registration expenses under the Registration Rights Agreement.

Generally, “Registrable Securities” under the Registration Rights Agreement includes New Common Stock issued under the Plan, except that “Registrable Securities” does not include securities that have been sold under an effective registration statement or Rule 144 under the Securities Act.

Fresh Start Accounting
Upon emergence from bankruptcy, the Company will be required to apply fresh start accounting to its financial statements because (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting will be applied to the Company’s consolidated financial statements as of July 1, 2019, the date it emerged from bankruptcy. Under the principles of fresh start accounting, a new reporting entity was considered to have been created, and, as a result, the Company will allocate the reorganization value of the Company to its individual assets, including property, plant and equipment, based on their estimated fair values. The process of estimating the fair value of the Company’s assets, liabilities and equity upon emergence is currently ongoing and, therefore, such amounts have not yet been finalized. In support of the Plan, the enterprise value of the Successor Company was estimated at $3,100 , and for financial reporting purposes is estimated to be in the range of approximately $2,900 - $3,300 as of the Effective Date. The face value of the Company’s long-term debt issued at emergence was a stated amount of $1,658.
As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements on or after July 1, 2019 will not be comparable with the financial statements prior to that date. Upon the application of fresh start accounting, the Company will allocate the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the the fair value of identified tangible and intangible assets will be reported as goodwill.
3. Liabilities Subject to Compromise
Liabilities subject to compromise represent unsecured liabilities that have been accounted for under the Plan. As a result of the Bankruptcy Petitions, actions to enforce or otherwise effect payment of pre-petition liabilities are generally stayed. These liabilities represent the amounts which have been allowed on known claims which were resolved through the Chapter 11 process, and have been approved by the Court as a result of the Confirmation Order.
Subsequent to the Petition Date, the Company received approval from the Court to pay or otherwise honor certain pre-petition unsecured obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers, operating lease obligations and pre-petition amounts owed to certain critical vendors. As a result of the Court approvals, these obligations are excluded from LSTC in the unaudited Condensed Consolidated Balance Sheets. In addition, the Company has honored payments to vendors and other providers in the ordinary course of business for goods and services received after the Petition Date.
The following table summarizes pre-petition liabilities that are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets:

As of June 30, 2019
Debt	$3,420
Interest payable	99
Accounts payable	56
Environmental reserve	43
Pension and other post employment benefit obligations	33
Dividends payable to parent	13
Other	8
Total	$3,672
The Bankruptcy Petitions constituted an event of default under the ABL Facility and the indentures that govern the Company’s notes (see Note 9). Interest payable reflects pre-petition accrued interest related to the debt classified as LSTC. Other liabilities subject to compromise primarily include accrued liabilities for utilities and legal items.
Liabilities subject to compromise related to debt and its related interest payable were disposed of in accordance with the Plan, as applicable, on or shortly after the Company emerged from Chapter 11 bankruptcy on July 1, 2019. As of July 1, 2019, all remaining liabilities subject to compromise were not impaired and remain on the Company’s Condensed Consolidated Balance Sheets, and these obligations are treated consistently with the Company’s policies under its ordinary course of business.

4. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Petitions and adjustments to the expected amount of allowed claims for liabilities subject to compromise are classified as “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. The following table summarizes reorganization items, net for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Financing fees payable	$104	$104
Professional fees	39	39
DIP ABL Facility fees	13	13
Total	$156	$156
5. Summary of Significant Accounting Policies
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $11 is recorded within “Other current assets” at both June 30, 2019 and December 31, 2018 in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 14 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
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
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2019 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $15 as of both June 30, 2019 and December 31, 2018 represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
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
6. Restructuring & Business Realignment

Restructuring Activities

In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. The total one-time cash costs expected to be incurred for these restructuring activities are estimated at $27, consisting primarily of workforce reduction costs.

The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Total restructuring costs expected to be incurred	$14	$9	$4	$27
Total restructuring costs incurred through June 30, 2019	$14	$8	$4	$26

Accrued liability at December 31, 2018	$2	$2	$2	$6
Restructuring charges	1	—	—	1
Payments	(2)	(1)	(1)	(4)
Accrued liability at June 30, 2019	$1	$1	$1	$3

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
7. Related Party Transactions
Transactions with Apollo
Management Consulting Agreement
The Company was party to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) pursuant to which the Company received certain structuring and advisory services from Apollo and its affiliates. Apollo was entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2018.
During the three and six months ended June 30, 2018, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations. In conjunction with the Company’s Chapter 11 proceedings and the Support Agreement filed on April 1, 2019, Apollo agreed to waive its annual management fee for 2019. In connection with the Company’s emergence from Chapter 11, the Management Consulting Agreement was terminated pursuant to the Confirmation Order, as of the Effective Date.

Support Agreement
Pursuant to the Support Agreement, Apollo will receive a $2.5 senior unsecured note maturing on March 31, 2020, payable upon an initial public offering or listing on NYSE or NASDAQ.
Transactions with MPM
As of May 15, 2019, MPM is no longer under the common control of Apollo and no longer a related party to the Company.
Shared Services Agreement
On October 1, 2010, the Company entered into a shared services agreement with Momentive Performance Materials Inc. (“MPM”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary of Hexion Holdings LLC), as amended in October 2014 (the “Shared Services Agreement”). Under this agreement, the Company provided to MPM, and MPM provided to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement established certain criteria upon which the costs of such services are allocated between the Company and MPM.
On February 11, 2019, MPM provided notice of its intention to terminate the Shared Services Agreement, effective March 14, 2019. The termination triggers a period of up to 14 months during which time the parties will work together to facilitate an orderly transition of services provided under the Shared Services Agreement.
Pursuant to the Shared Services Agreement, the Company had accounts receivable from MPM of $2 at December 31, 2018. The below table summarizes the transactions between the Company and MPM:

	Six Months Ended June 30,
	2019	2018
Total cost pool - Hexion (1)	$15	$19
Total cost pool - MPM (1)	14	14
(1)     Included in the net costs incurred during the six months ended June 30, 2019 and 2018, were net billings from Hexion to MPM of $11 and $9, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage.

Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. There were no products sold during the three and six months ended June 30, 2019 and during the three months ended June 30, 2018, the Company sold $1 of products to MPM. During the six months ended June 30, 2019 and 2018, the Company earned less than $1 from MPM as compensation for acting as distributor of products. The Company had $3 of accounts payable to MPM as of December 31, 2018. Refer to the below table for the summary of the purchases of products with MPM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Purchases from MPM (1)	$3	$9	$10	$16
(1)      Purchases from MPM are through May 15, 2019 and only reflect the time period when MPM was a related party.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to various Apollo affiliates. These sales were $1 for the three and six months ended June 30, 2019 and $1 six months ended June 30, 2018. There were no sales for the three months ended June 30, 2018. Accounts receivable from these affiliates were less than $1 at both June 30, 2019 and December 31, 2018.

Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales to joint ventures	$1	$3	$2	$6
Purchases from joint ventures	1	3	2	5

	June 30, 2019	December 31, 2018
Accounts receivable from joint ventures	$3	$2
Accounts payable to joint ventures	1	<1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $7 as of both June 30, 2019 and December 31, 2018, respectively, from its unconsolidated forest products joint venture in Russia.
8. Fair Value
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

Recurring Fair Value Measurements
As of June 30, 2019, the Company had derivative liabilities related to foreign exchange, electricity and natural gas contracts of less than $1, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the six months ended June 30, 2019 or 2018.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2019 and December 31, 2018, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Forward Contract
On June 26, 2019, the Company entered into a foreign exchange forward contract (the “FX Contract”) to manage the foreign currency risk associated with the euro denominated tranche of the new Term Loan Facility in an aggregate notional amount of €425M, in connection with the completion of the Plan on July 1, 2019 (see Note 9). The FX Contract commits the counterparty to exchange euro denominated currency for U.S. dollar currency on July 1, 2019, the funding date of the Term Loan Facility. At June 30, 2019, the FX Contract had an unrealized mark-to-market loss of $1, which was measured using Level 2 inputs.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount(1)	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2019
Debt	$3,948	$—	$2,499	$63	$2,562
December 31, 2018
Debt	$3,815	$—	$2,679	$66	$2,745
(1)    As of June 30, 2019, $3,420 is included in liabilities subject to compromise (see Note 9).
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
9. Debt Obligations
Debt outstanding at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019			December 31, 2018
	Liabilities Subject to Compromise (1)	Long-Term	Due Within One Year	Long-Term	Due Within One Year
ABL Facility	$—	$—	$—	$—	$137
DIP Facilities:
DIP ABL Facility	—	—	—	—	—
DIP Term Loan Facility	—	—	350	—	—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020 (2)	1,507	—	—	—	1,550
10.00% First-Priority Senior Secured Notes due 2020(2)	306	—	—	—	315
10.375% First-Priority Senior Secured Notes due 2022(2)	545	—	—	—	560
13.75% Senior Secured Notes due 2022	225	—	—	—	225
9.00% Second-Priority Senior Secured Notes due 2020	574	—	—	—	574
Debentures:
9.2% debentures due 2021	74	—	—	—	74
7.875% debentures due 2023	189	—	—	—	189
Other Borrowings:
Australia Facility due 2021	—	29	3	30	4
Brazilian bank loans	—	10	41	12	41
Lease obligations(3)	—	51	12	56	10
Other	—	—	32	1	37
Total	$3,420	$90	$438	$99	$3,716
(1)    Liabilities subject to compromise include the 1L Notes, the 1.5L Notes, the 2L Notes, and the Unsecured Notes as a result of the Company’s Bankruptcy Petitions. See Note 2 for more information. These amounts are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2019.
(2)    In April 2019, in connection with the Plan, the Company made an adequate protection payment of $67 to the First-Priority Senior Secured Notes. This payment reduced the outstanding principal on the First-Priority Senior Secured Notes.
(3)    Lease obligations include finance leases and sale leaseback financing arrangements. Amounts reflected for December 31, 2018 represent capital lease obligations and sale leaseback financing arrangements as recorded under ASC 840.

As discussed in Note 1, there was substantial doubt as to the Company’s ability to continue as a going concern as of as of the issuance of the Company’s 2018 Annual Report on Form 10-K. The Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its ABL Facility and 1L Notes, the 1.5L Notes, the 2L Notes, and the Unsecured Notes. As such, all outstanding debt as of December 31, 2018 related to these debt instruments were classified as “Debt payable within one year” in the audited Consolidated Balance Sheets and related footnote disclosures.

As of June 30, 2019, all outstanding debt related to the DIP Term Loan Facility has been classified as “Debt payable within one year” in the unaudited Consolidated Balance sheets. As of June 30, 2019, all amounts related to the 1L Notes, the 1.5L Notes, the 2L Notes, and the Unsecured Notes are classified in the “Liabilities subject to compromise” in the unaudited Consolidated Balance Sheets. These debt instruments provided that as a result of the Bankruptcy Petitions, the principal and interest due thereunder were immediately due and payable; however, any efforts to enforce such payment obligations under these instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of these instruments are subject to the applicable provisions of the Bankruptcy Code. Additionally, as a result of the Bankruptcy Filing, the Company ceased accruing interest on the Debtor’s unsecured debt in April 2019.

Debtor-in-Possession Financing

DIP ABL Facility and DIP Term Loan Facility

In connection with the Bankruptcy Petitions, in April 2019, the Company, Hexion LLC and certain of its subsidiaries entered into the DIP ABL Facility and the DIP Term Loan Facility, as further described in Note 2. The proceeds of the DIP Term Loan Facility were used in part to repay in full the outstanding obligations under the Company’s existing ABL Facility. As of June 30, 2019, the Company had no outstanding borrowings and no outstanding letters of credit under the DIP ABL Facility. The DIP Term Loan Facility was terminated upon completion of the Plan by the Company on July 1, 2019. All amounts outstanding under the DIP Term Loan Facility as of such date were repaid in full.

Subsequent Events

New Credit Facilities and Senior Notes

ABL Facility

On July 1, 2019, in connection with the Emergence, the Company, Hexion Canada Inc., a Canadian corporation (the “Canadian ABL Borrower”), Hexion B.V., a company organized under the laws of The Netherlands (the “Dutch ABL Borrower”), Hexion GmbH, a company organized under the laws of Germany (the “German ABL Borrower”), Hexion UK Limited, a corporation organized under the laws of England and Wales ( the “U.K. ABL Borrower” and, together with the Company, the Canadian ABL Borrower, the Dutch ABL Borrower and the German ABL Borrower, the “ABL Borrowers”) entered into a senior secured ABL Facility with the lenders and other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, in an aggregate principal amount of $350, under which the ABL Borrowers may borrow funds from time to time and up to $150 amount of which is available through a subfacility in the form of letters of credit, in each case subject to a borrowing base, as further described below. In addition, the Company may request one or more incremental facilities in an aggregate amount equal to the greater of (i) $100 and (ii) the excess of the borrowing base over $350.

The ABL Facility will mature and the commitments thereunder will terminate on July 1, 2024 and bears interest based on an adjusted LIBOR rate, EURIBOR or an alternate base rate (depending on the currency of the borrowing), in each case plus an applicable initial margin of 1.50% or, in the case of the alternate base rate, 0.50%, which margin may increase or decrease depending on the average availability under the ABL Facility.

The borrowing base is, at any time of determination, an amount (net of reserves) equal to the sum of:

•
in the case of the borrowing base for the Company’s U.S., U.K., Dutch and Canadian subsidiaries, 85% of the amount of eligible receivables (or 90% of the amount of “investment grade” eligible receivables) (including trade receivables), plus

•
in the case of the borrowing base for the Company’s U.S., U.K., Dutch and Canadian subsidiaries, the lesser of (i) 70% of the amount of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, plus

•
in the case of the borrowing base for the Company’s U.K., Dutch, Canadian and German subsidiaries, the lesser of (i) the sum of (a) 80% of the amount of eligible machinery and equipment appraised on a net orderly liquidation basis and (b) 75% of the appraised fair market value of eligible real property of the loan parties in Canada, England and Wales, the Netherlands and Germany and (ii) the lesser of (x) 20% of the total commitments and (y) 20% of the borrowing base of the borrowers without giving effect to the additional borrowing base from the eligible machinery and equipment and eligible real property, plus

•
in the case of the borrowing base for the Company’s U.S. and Canadian subsidiaries, 100% of unrestricted cash, in each case held in an account subject to the springing control of the agent; provided, that the cash component of the borrowing base shall not constitute more than the lesser of (x) 15.0% of the total commitments and (y) 15.0% of the borrowing base of the borrowers (calculated prior to giving effect to such limitation).

The borrowing base of the U.K., Dutch and German subsidiaries may not exceed the greater of 50% of the total commitments and 50% of the borrowing base of the ABL Borrowers. On the closing date of the ABL Facility, as adjusted for the consummation of the Plan and related transactions, the borrowing base reflecting various required reserves was determined to be approximately $350.

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments thereunder at a rate equal to 0.50% or 0.375% per annum depending on the average utilization of the commitments. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the daily average stated amount of each outstanding letter of credit, and customary agency fees.

Outstanding loans under the ABL Facility may be voluntarily repaid at any time without premium or penalty, other than customary “breakage” costs with respect to eurocurrency loans.

The obligations of the Company under the ABL Facility are unconditionally guaranteed by the Company’s direct parent, Hexion Intermediate Holding 2, Inc. (“Hexion Intermediate”), and each of the Company’s existing and future wholly-owned material U.S. subsidiaries, which the Company refers to as the “U.S. ABL Guarantors.” In addition, all obligations of the foreign subsidiary borrowers under the ABL Facility are guaranteed by the U.S. ABL Guarantors and certain other direct and indirect wholly-owned foreign subsidiaries, which the Company refers to collectively as the “Foreign ABL Guarantors” and, together with the U.S. ABL Guarantors, the “ABL Guarantors.”

New Senior Secured Term Loan Facility

Additionally, in connection with the completion of the Plan, on July 1, 2019, the Company and Hexion International Cooperatief U.A., a company organized under the laws of the Netherlands (the “Dutch Term Loan Borrower” and, together with the Company, the “Term Loan Borrowers”), entered into a senior secured term loan facility with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Term Loan Facility”), which consists of (i) a USD denominated tranche in an aggregate principal amount of $725 (“Senior Secured Term Loan - USD”) borrowed by the Company and (ii) a EUR denominated tranche in an aggregate principal amount of €425 (“Senior Secured Term Loan - EUR”) borrowed by the Dutch Term Loan Borrower. In addition, the Company may request one or more incremental facilities in an aggregate amount up to the sum of $425 and amounts that may be incurred pursuant to certain leverage and coverage ratios.

The Term Loan Facility will mature on July 1, 2026 and bears interest based on (i) in the case of the USD tranche, at the Company’s option, an adjusted LIBOR rate or an alternate base rate, in each case plus an applicable margin equal to 3.50% or, in the case of the alternate base rate, 2.50% and (ii) in the case of the EUR tranche, EURIBOR plus an applicable margin equal to 4.00%.

The obligations of the Company under the Term Loan Facility are unconditionally guaranteed by Hexion Intermediate and each of the Company’s existing and future wholly owned material U.S. subsidiaries, which subsidiaries the Company refers to collectively as “U.S. Term Guarantors.” In addition, all obligations of the Dutch Term Loan Borrower under the Term Loan Facility are guaranteed by Hexion Intermediate, the Company, the U.S. Term Guarantors and certain other direct and indirect wholly-owned foreign subsidiaries, which foreign subsidiaries the Company collectively refers to as the “Foreign Term Guarantors” (together with the U.S. Term Guarantors, the “Subsidiary Term Guarantors” and, together with Hexion Intermediate, the “Term Guarantors”).

The Credit Facilities contain among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

In addition, the ABL Facility requires the Company to maintain a minimum fixed charge coverage ratio at any time when the excess availability is less than the greater of (x) $30 and (y) 10.0% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. In that event, the Company must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. The Credit Facilities also contain certain other customary affirmative covenants and events of default. If the Company fails to perform its obligations under these and other covenants, the Credit Facilities could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Facilities could be declared immediately due and payable.

7.875% Senior Notes due 2027

The Company entered into an indenture, dated as of July 1, 2019 (the “Indenture”), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, and issued $450 aggregate principal amount of 7.875% Senior Notes due 2027 (the “Senior Notes”) thereunder. The Senior Notes are unsecured and are guaranteed on a senior basis by the Company’s existing domestic subsidiaries that guarantee its obligations under its Credit Facilities (as defined below) (the “Guarantors”) on a full and unconditional basis. The following is a brief description of the material provisions of the Indenture and the Senior Notes.

The Senior Notes will mature on July 15, 2027. Interest on the Senior Notes will accrue at the rate of 7.875% per annum and will be payable semiannually in arrears on January 15 and July 15, commencing on January 15, 2020.

Optional Redemption. At any time prior to July 15, 2022, the Company may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the Senior Notes redeemed, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

In addition, at any time prior to July 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price of 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings; provided that at least 50% of the aggregate principal amount of the Senior Notes originally issued under the Indenture remains outstanding immediately after the occurrence of such redemption (excluding Notes held by the Company and its subsidiaries); and provided, further, that such redemption occurs within 90 days of the date of the closing of such equity offering.

On and after July 15, 2022, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon, to the applicable redemption date, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Year	Percentage
2022	103.94%
2023	101.97%
2024 and thereafter	100.00%

Change of Control. If a change of control (as defined in the Indenture) occurs, holders of the Senior Notes will have the right to require the Company to repurchase all or any part of their Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest, if any, to the repurchase date.

Certain Covenants. The Indenture governing the Senior Notes contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. At such time as (1) the Senior Notes have an investment grade rating from both of Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Services and (2) no default has occurred and is continuing under the Indenture, certain of these and other covenants will be suspended and cease to be in effect.

Events of Default. The Indenture also provides for certain customary events of default, including, among others, nonpayment of principal or interest, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding Senior Notes to be declared due and payable immediately.

The above description of the Indenture and the Senior Notes is qualified in its entirety by the full text of those documents, which are attached as Exhibits 4.1 and 4.2 to Form 8-K filed on July 2, 2019, and are incorporated herein by reference.

Intercreditor Agreement

On July 1, 2019, in connection with the Emergence, JPMorgan Chase Bank, N.A., as collateral agent under each of the Credit Facilities, and the Company and certain of its subsidiaries entered into an ABL Intercreditor Agreement that, among other things, sets forth the relative lien priorities of the secured parties under the Credit Facilities on the collateral shared by the ABL Facility and the Term Loan Facility.

Pro Forma Debt Obligations

The following table presents long-term debt at June 30, 2019 adjusted for pro-forma effects of the completion of the Plan on July 1, 2019:

	Pro Forma as of June 30, 2019
	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $7 of unamortized debt discount)	718	—
Senior Secured Term Loan - EUR due 2026 (includes $5 of unamortized debt discount)	478	—
Senior Notes:
7.875% Senior Notes due 2027	450	—
Other Borrowings:
Australia Facility due 2021	29	3
Brazilian bank loans	10	41
Lease obligations	51	12
Other	—	32
Unamortized debt issuance costs	(18)	—
Total Debt	$1,718	$88
10. Leases
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
Lease Costs
For the three and six months ended June 30, 2019, the Company recorded operating lease expense of $9 and $18, respectively, and short-term lease expense of $2 and $5, respectively. The Company had amortization expense of less than $1 and $1 for the three and six months ended June 30, 2019, respectively, and interest expense from finance leases of less than $1 for the three and six months ended June 30, 2019. Variable lease expense was $1 and $2 for the three and six months ended June 30, 2019, respectively. These expense items are included as components of “Operating income” and “Interest expense, net” within the Condensed Consolidated Statements of Operations.

Balance Sheet Classification
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet:

	Classification	June 30, 2019(1)
Assets:
Operating	Operating lease assets	$95
Finance(1)	Machinery and Equipment	11
Total leased assets		$106
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$21
Finance	Debt payable within one year	3
Noncurrent
Operating	Operating lease liabilities	74
Finance	Long-term debt	8
Total leased liabilities		$106

(1)	Finance lease assets are recorded net of accumulated amortization of $9 as of June 30, 2019.
Other Lease Information
Cash paid for finance leases was $2 and cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the three and six months ended June 30, 2019. Right-of-use assets obtained in exchange for operating lease obligations were less than $1 and $1 during the three and six months ended June 30, 2019, respectively. There were $3 right-of-use assets obtained in exchange for finance lease obligations during the three and six months ended June 30, 2019.
The tables below present supplemental information related to leases as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	8.8
Finance leases	2.0
Weighted-average discount rate
Operating leases	12.18%
Finance leases	7.42%

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of June 30, 2019:

Year	Minimum Rentals Under Operating Leases	Minimum Payments Under Finance Leases(1)
Remaining six months of 2019	$16	$2
2020	25	8
2021	20	1
2022	14	—
2023	11	—
2024 and thereafter	78	1
Total lease payments	$164	$12
Less: Amount representing interest	69	1
Present value of lease liabilities	$95	$11
(1)     Amounts exclude sale leaseback financing arrangements which are not considered leases under Topic 842.

Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019. See Note 5 for more information. The following is the minimum lease commitments under the previous lease guidance (ASC 840) as of December 31, 2018, as disclosed in the Company’s most recent Annual Report on Form 10-K.

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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2019 and December 31, 2018:

	Liability(1)		Range of Reasonably Possible Costs at June 30, 2019
Site Description	June 30, 2019	December 31, 2018	Low	High
Geismar, LA	$13	$13	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	6	5	5	14
Currently-owned	5	6	4	11
Formerly-owned:
Remediation	21	22	19	39
Monitoring only	1	1	1	4
Total	$49	$50	$40	$96
(1)     At June 30, 2019, $43 is included in “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets.
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2019, $43 has been included in “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets, $5 has been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities.” At December 31, 2018, $11 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2019:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 at June 30, 2019 and December 31, 2018 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2019 and December 31, 2018, $1 and $2, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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

12. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating (income) expense, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. Following are the components of net benefit cost recognized by the Company for the three and six months ended June 30, 2019 and 2018:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2019		2018		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$—	$5	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	2	2	2	—	—	—	—
Expected return on assets	(3)	(3)	(3)	(3)	—	—	—	—
Net expense (benefit)	$—	$2	$(1)	$4	$—	$—	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$7	$1	$9	$—	$—	$—	$—
Interest cost on projected benefit obligation	4	4	4	5	—	—	—	—
Expected return on assets	(6)	(6)	(7)	(6)	—	—	—	—
Net expense (benefit)	$—	$5	$(2)	$8	$—	$—	$—	$—
13. Dispositions
ATG
On January 8, 2018, the Company completed the sale of its Additives Technology Group business (“ATG”). ATG was previously included within the Company’s Forest Products Resins segment and included manufacturing sites located in Somersby, Australia and Sungai Petani, Malaysia. The ATG business produced a range of specialty chemical materials for the engineered wood, paper impregnation and laminating industries, including catalysts, release agents and wetting agents.
The Company received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company recorded a gain on this disposition of $44 which is included in “Gain on disposition” in the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2018.
14. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At June 30, 2019, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of the Company’s reportable segments follows:

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
Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$216	$259	$475	$237	$294	$531
Europe	212	43	255	249	52	301
Asia Pacific	84	30	114	77	35	112
Latin America	—	48	48	1	50	51
Total	$512	$380	$892	$564	$431	$995

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Total
North America	$425	$519	$944	$470	$562	$1,032
Europe	431	90	521	494	106	600
Asia Pacific	147	63	210	138	66	204
Latin America	—	103	103	2	103	105
Total	$1,003	$775	$1,778	$1,104	$837	$1,941
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation:
Net loss attributable to Hexion Inc.	$(108)	$(22)	$(160)	$(35)
Net income attributable to noncontrolling interest	(1)	(1)	(1)	(1)
Net loss	(107)	(21)	(159)	(34)
Income tax expense	8	3	15	11
Interest expense, net	9	84	89	167
Depreciation and amortization	26	28	52	58
EBITDA	$(64)	$94	$(3)	$202
Items not included in Segment EBITDA:
Asset impairments	$—	$—	$—	$25
Business realignment costs	11	5	15	14
Gain on disposition	—	—	—	(44)
Transaction costs	3	3	26	6
Realized and unrealized foreign currency (gains) losses	(7)	15	(6)	22
Reorganization costs	156	—	156	—
Other	13	11	27	21
Total adjustments	176	34	218	44
Segment EBITDA	$112	$128	$215	$246

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$59	$72	$111	$142
Forest Products Resins	66	76	134	143
Corporate and Other	(13)	(20)	(30)	(39)
Total	$112	$128	$215	$246

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other unusual or non-recurring income and expenses. Reorganization costs for the three and six months ended June 30, 2019 represent incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing. See Note 4 for more information. For the six months ended June 30, 2019, transaction costs primarily included certain professional fees and other expenses related to the Company’s Chapter 11 proceedings incurred prior to the date of filing. For the three months ended June 30, 2019, transaction costs primarily included other expenses related to the Company’s Chapter 11 proceedings that do not meet the criteria for reorganization costs. For the three and six months ended June 30, 2018, transaction costs included certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2019 and 2018 primarily included costs related to certain in-process facility rationalizations and cost reduction programs. For the three and six months ended June 30, 2019 and 2018, items classified as “Other” primarily included expenses from retention programs, management fees and expense s related to legacy liabilities
15. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1)	$(17)	$(18)	$1	$5	$6
Other comprehensive loss before reclassifications, net of tax	—	(8)	(8)	—	(16)	(16)
Ending balance	$(1)	$(25)	$(26)	$1	$(11)	$(10)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1)	$(17)	$(18)	$1	$(9)	$(8)
Other comprehensive loss before reclassifications, net of tax	—	(8)	(8)	—	(2)	(2)
Ending balance	$(1)	$(25)	$(26)	$1	$(11)	$(10)
16. Income Taxes
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
The effective tax rate was (8)% and (16)% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate was (10)% and (44)% for the six months ended June 30, 2019 and 2018, respectively. For both periods, the change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
For the three and six months ended June 30, 2019 and 2018, income tax expense relates primarily to income from certain foreign operations. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.

17. Guarantor/Non-Guarantor Subsidiary Financial Information
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
Condensed Combined Debtor Financial Information
The combination of the “Hexion Inc. (Debtors)” and “Combined Subsidiary Guarantors (Debtors)” columns of the condensed consolidating financial statements presented represent the Debtors’ Balance Sheet as of June 30, 2019, the Debtors’ Statement of Operations for the three and six months ended June 30, 2019 and the Debtors’ Statement of Cash Flows for the six months ended June 30, 2019. Effective April 1, 2019, the Company’s Non-Filing Entities are accounted for as non-guarantor subsidiaries in these financial statements and, as such, their net loss is included in the “Combined Non-guarantor Subsidiaries” column as “Net (loss) income attributable to Hexion Inc.” in the Condensed Consolidating Statement of Operations and their net assets are included in the “Combined Non-guarantor Subsidiaries” column as “Total Deficit” in the Condensed Consolidating Balance Sheet.

HEXION INC.
(DEBTORS-IN-POSSESSION)
JUNE 30, 2019
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Inc. (Debtors)	Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $15, respectively)	$13	$—	$83	$—	$96
Accounts receivable, net	143	—	356	—	499
Intercompany accounts receivable	56	1	81	(138)	—
Intercompany loans receivable—current portion	248	—	—	(248)	—
Inventories:
Finished and in-process goods	99	—	143	—	242
Raw materials and supplies	44	—	65	—	109
Other current assets	32	—	37	—	69
Total current assets	635	1	765	(386)	1,015
Investment in unconsolidated entities	134	14	20	(148)	20
Other assets, net	10	7	25	—	42
Intercompany loans receivable	725	—	369	(1,094)	—
Property and equipment, net	353	—	474	—	827
Operating lease assets (see Note 10)	42	—	53	—	95
Goodwill	52	—	56	—	108
Other intangible assets, net	17	—	7	—	24
Total assets	$1,968	$22	$1,769	$(1,628)	$2,131
Liabilities and Deficit
Current liabilities:
Accounts payable	$79	$—	$214	$—	$293
Intercompany accounts payable	82	—	56	(138)	—
Debt payable within one year	9	—	429	—	438
Intercompany loans payable within one year	—	—	248	(248)	—
Interest payable	1	—	6	—	7
Income taxes payable	2	—	4	—	6
Accrued payroll and incentive compensation	10	—	28	—	38
Current portion of operating lease liabilities (see Note 10)	11	—	10	—	21
Financing fees payable	104	—	—	—	104
Other current liabilities	63	—	43	—	106
Total current liabilities	361	—	1,038	(386)	1,013
Long-term liabilities:
Liabilities subject to compromise	3,671	1	—	—	3,672
Long-term debt	47	—	43	—	90
Intercompany loans payable	369	—	725	(1,094)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	476	148	—	(624)	—
Long-term pension and post employment benefit obligations	—	—	184	—	184
Deferred income taxes	11	—	4	—	15
Operating lease liabilities (see Note 10)	31	—	43	—	74
Other long-term liabilities	82	—	82	—	164
Total liabilities	5,048	149	2,119	(2,104)	5,212
Total Hexion Inc. shareholder’s deficit	(3,080)	(127)	(349)	476	(3,080)
Noncontrolling interest	—	—	(1)	—	(1)
Total deficit	(3,080)	(127)	(350)	476	(3,081)
Total liabilities and deficit	$1,968	$22	$1,769	$(1,628)	$2,131

HEXION INC.
(DEBTORS-IN-POSSESSION)
DECEMBER 31, 2018
CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Inc. (Debtors)	Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0 and $15, respectively)	$20	$—	$108	$—	$128
Accounts receivable, net	98	—	314	—	412
Intercompany accounts receivable	40	—	66	(106)	—
Intercompany loans receivable—current portion	82	—	101	(183)	—
Inventories:
Finished and in-process goods	100	—	140	—	240
Raw materials and supplies	36	—	58	—	94
Other current assets	28	—	29	—	57
Total current assets	404	—	816	(289)	931
Investment in unconsolidated entities	134	12	19	(146)	19
Deferred income taxes	—	—	—	—	—
Other long-term assets	10	7	17	—	34
Intercompany loans receivable	1,114	—	—	(1,114)	—
Property and equipment, net	363	—	478	—	841
Goodwill	53	—	56	—	109
Other intangible assets, net	19	—	8	—	27
Total assets	$2,097	$19	$1,394	$(1,549)	$1,961
Liabilities and Deficit
Current liabilities:
Accounts payable	$126	$—	$258	$—	$384
Intercompany accounts payable	66	—	40	(106)	—
Debt payable within one year	3,563	—	153	—	3,716
Intercompany loans payable within one year	101	—	82	(183)	—
Interest payable	81	—	1	—	82
Income taxes payable	3	—	2	—	5
Accrued payroll and incentive compensation	22	—	30	—	52
Other current liabilities	61	—	45	—	106
Total current liabilities	4,023	—	611	(289)	4,345
Long term liabilities:
Long-term debt	52	—	47	—	99
Intercompany loans payable	—	—	1,114	(1,114)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	781	146	—	(927)	—
Long-term pension and post employment benefit obligations	34	—	187	—	221
Deferred income taxes	2	—	13	—	15
Other long-term liabilities	117	—	78	—	195
Total liabilities	5,009	146	2,050	(2,330)	4,875
Total Hexion Inc. shareholder’s deficit	(2,912)	(127)	(654)	781	(2,912)
Noncontrolling interest	—	—	(2)	—	(2)
Total deficit	(2,912)	(127)	(656)	781	(2,914)
Total liabilities and deficit	$2,097	$19	$1,394	$(1,549)	$1,961

HEXION INC.
(DEBTORS-IN-POSSESSION)
THREE MONTHS ENDED JUNE 30, 2019
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc. (Debtors)	Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$413	$—	$526	$(47)	$892
Cost of sales	339	—	465	(47)	757
Gross profit	74	—	61	—	135
Selling, general and administrative expense	25	—	36	—	61
Business realignment costs	3	—	8	—	11
Other operating expense, net	6	—	2	—	8
Operating income	40	—	15	—	55
Interest expense, net (contractual interest of $76 and $7, respectively)	2	—	7	—	9
Intercompany interest (income) expense, net	(19)	—	19	—	—
Other non-operating income, net	(10)	—	—	—	(10)
Reorganization items, net	156	—	—	—	156
Loss before tax and (losses) earnings from unconsolidated entities	(89)	—	(11)	—	(100)
Income tax expense	1	—	7	—	8
Loss before (losses) earnings from unconsolidated entities	(90)	—	(18)	—	(108)
(Losses) earnings from unconsolidated entities, net of taxes	(18)	(13)	1	31	1
Net loss	(108)	(13)	(17)	31	(107)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net loss attributable to Hexion Inc.	$(108)	$(13)	$(18)	$31	$(108)
Comprehensive loss attributable to Hexion Inc.	$(116)	$(13)	$(25)	$38	$(116)

HEXION INC.
(DEBTORS-IN-POSSESSION)
THREE MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc. (Debtors)	Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$460	$—	$583	$(48)	$995
Cost of sales	370	—	507	(48)	829
Gross profit	90	—	76	—	166
Selling, general and administrative expense	44	—	33	—	77
Business realignment costs	3	—	2	—	5
Other operating expense, net	3	—	8	—	11
Operating income	40	—	33	—	73
Interest expense, net	80	—	4	—	84
Intercompany interest (income) expense, net	(21)	—	21	—	—
Other non-operating expense (income), net	36	—	(28)	—	8
(Loss) income before tax and earnings from unconsolidated entities	(55)	—	36	—	(19)
Income tax expense	1	—	2	—	3
(Loss) income before earnings from unconsolidated entities	(56)	—	34	—	(22)
Earnings from unconsolidated entities, net of taxes	34	17	1	(51)	1
Net (loss) income	(22)	17	35	(51)	(21)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Hexion Inc.	$(22)	$17	$34	$(51)	$(22)
Comprehensive (loss) income attributable to Hexion Inc.	$(38)	$16	$35	$(51)	$(38)

HEXION INC.
(DEBTORS-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2019
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc. (Debtors)	Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$817	$—	$1,057	$(96)	$1,778
Cost of sales	680	—	923	(96)	1,507
Gross profit	137	—	134	—	271
Selling, general and administrative expense	76	—	76	—	152
Business realignment costs	5	—	10	—	15
Other operating expense, net	13	—	3	—	16
Operating income	43	—	45	—	88
Interest expense, net (contractual interest of $152 and $11, respectively)	78	—	11	—	89
Intercompany interest (income) expense, net	(39)	—	39	—	—
Other non-operating expense (income), net	8	—	(19)	—	(11)
Reorganization items, net	156	—	—	—	156
(Loss) income before tax and earnings from unconsolidated entities	(160)	—	14	—	(146)
Income tax expense	1	—	14	—	15
Loss before earnings earnings from unconsolidated entities	(161)	—	—	—	(161)
Earnings from unconsolidated entities, net of taxes	1	(1)	2	—	2
Net (loss) income	(160)	(1)	2	—	(159)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Hexion Inc.	$(160)	$(1)	$1	$—	$(160)
Comprehensive loss attributable to Hexion Inc.	$(168)	$(1)	$(6)	$7	$(168)

HEXION INC.
(DEBTORS-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Inc. (Debtors)	Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$891	$—	$1,153	$(103)	$1,941
Cost of sales	727	—	994	(103)	1,618
Gross profit	164	—	159	—	323
Selling, general and administrative expense	80	—	79	—	159
Gain on disposition	(24)	—	(20)	—	(44)
Asset impairments	25	—	—	—	25
Business realignment costs	9	—	5	—	14
Other operating expense, net	3	—	17	—	20
Operating income	71	—	78	—	149
Interest expense, net	159	—	8	—	167
Intercompany interest (income) expense, net	(41)	—	41	—	—
Other non-operating expense (income), net	17	—	(10)	—	7
(Loss) income before tax and earnings from unconsolidated entities	(64)	—	39	—	(25)
Income tax (benefit) expense	(6)	—	17	—	11
(Loss) income before earnings from unconsolidated entities	(58)	—	22	—	(36)
Earnings from unconsolidated entities, net of taxes	23	14	2	(37)	2
Net (loss) income	(35)	14	24	(37)	(34)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net (loss) income attributable to Hexion Inc.	$(35)	$14	$23	$(37)	$(35)
Comprehensive (loss) income attributable to Hexion Inc.	$(37)	$14	$37	$(51)	$(37)

HEXION INC.
(DEBTORS-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2019
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc. (Debtors)		Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(154)		$—	$41		$—	$(113)
Cash flows provided by (used in) investing activities
Capital expenditures	(18)		—	(25)		—	(43)
Proceeds from sale of assets, net	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	135	(a)	—	—		(135)	—
	117		—	(24)		(135)	(42)
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	(4)		—	—		—	(4)
Borrowings of long-term debt	89		—	578		—	667
Repayments of long-term debt	(225)		—	(302)		—	(527)
DIP Facility financing fees	(13)		—	—		—	(13)
Net intercompany loan borrowings (repayments)	183		—	(183)		—	—
Return of capital to parent from sales of accounts receivable	—		—	(135)	(a)	135	—
	30		—	(42)		135	123
Change in cash and cash equivalents	(7)		—	(25)		—	(32)
Cash, cash equivalents and restricted cash at beginning of period	20		—	108		—	128
Cash, cash equivalents and restricted cash at end of period	$13		$—	$83		$—	$96

(a)
During the six months ended June 30, 2019, Hexion Inc. contributed receivables of $135 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2019, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Hexion Inc. by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and Hexion Inc., respectively.

HEXION INC.
(DEBTORS-IN-POSSESSION)
SIX MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Inc. (Debtors)		Combined Subsidiary Guarantors (Debtors)	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(185)		$—	$143		$—	$(42)
Cash flows provided by (used in) investing activities
Capital expenditures	(13)		—	(30)		—	(43)
Proceeds from dispositions, net	24		—	25		—	49
Proceeds from sale of assets, net	—		—	1		—	1
Return of capital from subsidiary from sales of accounts receivable	172	(a)	—	—		(172)	—
	183		—	(4)		(172)	7
Cash flows provided by (used in) financing activities
Net short-term debt borrowings	(5)		—	8		—	3
Borrowings of long-term debt	150		—	144		—	294
Repayments of long-term debt	(140)		—	(103)		—	(243)
Net intercompany loan borrowings (repayments)	26		—	(26)		—	—
Long-term debt and credit facility financing fees	—		—	(1)		—	(1)
Return of capital to parent from sales of accounts receivable	—		—	(172)	(a)	172	—
	31		—	(150)		172	53
Effect of exchange rates on cash and cash equivalents	—		—	(3)		—	(3)
Change in cash and cash equivalents	29		—	(14)		—	15
Cash, cash equivalents and restricted cash at beginning of period	13		—	102		—	115
Cash, cash equivalents and restricted cash at end of period	$42		$—	$88		$—	$130

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
Within the following discussion, unless otherwise stated, “the second quarter of 2019” refers to the three months ended June 30, 2019 and “the second quarter of 2018” refers to the three months ended June 30, 2018.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “might,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the effectiveness of the overall restructuring activities pursuant to the Chapter 11 filings and any additional strategies that we may employ to address our liquidity and capital resources, our ability to continue as a going concern, effects of disruption from the Chapter 11 cases and any restructuring transactions, the timing for resolving and any impact of the network security incident, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, the impact of our substantial indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview and Outlook
Bankruptcy Filing and Going Concern
We previously disclosed, based on our financial condition and our projected operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, that there was substantial doubt as to our ability to continue as a going concern as of the issuance of our 2018 Annual Report on Form 10-K. Our ability to continue as a going concern at June 30, 2019 was contingent upon our ability to comply with the financial and other covenants contained in the DIP Term Loan Facility, the DIP ABL Facility and our ability to successfully implement the Plan, among other factors. After our emergence from Chapter 11 on July 1, 2019, based on our new capital structure, liquidity position upon emergence and projected operating results, we expect to continue as a going concern for the next twelve months. Refer to Note 2 to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for more information.
Financial Reporting in Reorganization
Effective on April 1, 2019, we applied ASC, No. 852, “Reorganizations,” which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as “Reorganization items, net” in the Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish debtor pre-petition LSTC from liabilities of non-filing entities, pre-petition liabilities that are not subject to compromise and post-petition liabilities in the accompanying Condensed Consolidated Balance Sheet. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Refer to Note 3 to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for more information.
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 included in this Quarterly Report on Form 10-Q has been prepared under the basis of accounting assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. We have made certain adjustments to the Condensed Consolidated Balance Sheet as of December 31, 2018 including the reclassification of certain outstanding debt to current liabilities and the write-off of unamortized deferred financing costs related to such debt.

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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At June 30, 2019, we had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other. A summary of the major products of our reportable segments follows:

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

2019 Overview
Following are highlights from our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Statements of Operations:
Net sales	$1,778	$1,941	$(163)	(8)%
Gross profit	271	323	(52)	(16)%
Operating income	88	149	(61)	(41)%
Loss before income tax	(146)	(25)	(121)	(484)%
Net loss	(159)	(34)	(125)	(368)%
Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$111	$142	$(31)	(22)%
Forest Products Resins	134	143	(9)	(6)%
Corporate and Other	(30)	(39)	9	23%
Total	$215	$246	$(31)	(13)%

•
Net Sales—In the first half of 2019, net sales decreased by $163, or 8%, compared to the first half of 2018. Foreign currency translation negatively impacted net sales by $73 due to the weakening of various foreign currencies against the U.S. dollar in the first half 2019 compared to the first half of 2018. Volume decreases negatively impacted net sales by $60 primarily related to volume decreases in our North American resins business due to weaker demand driven by timing of new housing starts, high customer inventory levels and competitive pricing pressures, and in our phenolic resins business due to an overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy. Pricing negatively impacted sales by $30 due primarily to softer market conditions in our base epoxy resins business.

•
Net Loss—In the first half of 2019, net loss increased by $125 as compared to the first half of 2018. This increase in net loss was primarily driven by $156 of reorganization costs associated with our Chapter 11 proceedings, a decrease in gross profit due primarily to the margin reductions in our base epoxy resins business discussed above and a gain on the sale of our ATG business of $44 that occurred in the first quarter of 2018. These decreases were partially offset by a decrease in interest expense of $78 as a result of the restructuring of our debt through our Chapter 11 proceedings and asset impairments of $25 largely attributed to our oilfield business that occurred in the first quarter of 2018.

•
Segment EBITDA—For the first half of 2019, Segment EBITDA was $215, a decrease of 13% compared with $246 in the first half of 2018. This decrease was primarily due to margin reductions in our base epoxy resins business driven by softer market conditions.

•
Restructuring and Cost Reduction Programs— During the first half of 2019, we have achieved $7 in cost savings related to our cost reduction programs. We now have a total of $23 of additional in-process cost savings, which include new cost reduction activities initiated in the second quarter of 2019, that we expect to realize over the next 18 months.

•
Network Security Incident— In March 2019, we experienced a network security incident that temporarily prevented access to certain information technology systems and data within our network, primarily impacting our corporate functions. We took immediate steps to isolate the issue and implemented our technical recovery plan. Our manufacturing sites, which rely on different networks, continued to operate safely and with limited interruption. For the three and six months ended June 30, 2019, we incurred approximately $5 and $9, respectively, in costs related to the incident, and we expect to incur additional costs through the third quarter of 2019. We will seek reimbursement through insurance proceeds for costs incurred related to the incident, where applicable.

Short-term Outlook
Overall, we expect improvement in our epoxy specialty business in the remainder of 2019 due to the introduction of new products and government supported investment in the China wind energy market. While we expect softer market conditions in our base epoxy business, we expect our results to remain favorable compared to historical performance.
In the remainder of 2019, we expect relatively flat results compared to 2018 in our North American forest products resins business based on the latest expectations in U.S. housing starts and remodeling. Additionally, we anticipate modest overall improvement in our Latin American business due to ongoing recovery in the Brazilian economy. We continue to expect stable volumes in our North American formaldehyde solutions business for the remainder of 2019, but we anticipate volume decreases in certain formaldehyde derivatives due to softness in the oil and gas markets.
We also anticipate that all of our businesses will continue to benefit from the savings associated with our restructuring and cost reduction initiatives. Finally, we expect raw material price volatility to continue throughout the remainder of 2019.
Matters Impacting Comparability of Results
Chapter 11 Bankruptcy Filing Costs
During the first half of 2019, we incurred $179 directly related to our Chapter 11 proceedings. These costs included certain professional fees, financing fees payable, DIP ABL Facility fees, and other legal fees and expenses. Of these costs, $156 are classified within “Reorganization items, net” and $23 are classified within “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first six months of 2019 compared to the first six months of 2018, the average price of methanol and phenol decreased by approximately 13% and 2%, respectively, and the average price of urea increased by approximately 7%. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation, and to a lesser degree by defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 60% of our sales in the first half of 2019. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other non-pension postretirement benefit plans (“OPEB”), as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such amounts.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales
Net sales	$892	100%	$995	100%
Cost of sales	757	85%	829	83%
Gross profit	135	15%	166	17%
Selling, general and administrative expense	61	7%	77	8%
Business realignment costs	11	1%	5	1%
Other operating expense, net	8	1%	11	1%
Operating income	55	6%	73	7%
Interest expense, net	9	1%	84	8%
Other non-operating (income) expense, net	(10)	(1)%	8	1%
Reorganization items, net	156	17%	—	—%
Total non-operating expense	155	17%	92	9%
Loss before income tax and earnings from unconsolidated entities	(100)	(11)%	(19)	(2)%
Income tax expense	8	1%	3	—%
Loss before earnings from unconsolidated entities	(108)	(12)%	(22)	(2)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Net loss	(107)	(12)%	(21)	(2)%
Net income attributable to noncontrolling interest	(1)	—%	(1)	—%
Net loss attributable to Hexion Inc.	$(108)	(12)%	$(22)	(2)%
Other comprehensive loss	$(8)		$(16)
Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
Net Sales
In the second quarter of 2019, net sales decreased by $103, or 10%, compared to the second quarter of 2018. Pricing negatively impacted sales by $36 due primarily to softer market conditions in our base epoxy resins business and methanol price decreases contractually passed through to customers across many of our businesses. Foreign currency translation negatively impacted net sales by $34 due to the strengthening of the U.S. dollar against the euro, Chinese yuan and the Brazilian real in the second quarter of 2019 compared to the second quarter of 2018. Volume decreases negatively impacted net sales by $33, which was primarily related to volume decreases in our North American resins business due to weaker demand driven by high customer inventory levels and competitive pricing pressures, and in our phenolic resins business due to overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy.
Gross Profit
In the second quarter of 2019, gross profit decreased by $31 compared to the second quarter of 2018. Gross profit as a percentage of net sales decreased by 2% due primarily to margin reductions driven by the market conditions in our base epoxy resins business discussed above.
Operating Income
In the second quarter of 2019, operating income decreased by $18 compared to the second quarter of 2018, driven primarily by the decrease in gross profit of $31 discussed above and an increase in business realignment costs of $6, partially offset by a decrease in selling, general and administrative expense of $16 and a decrease in other operating expense of $3. The increase in business realignment costs is driven by higher severance expenses related to current cost reduction actions. The decrease in selling, general and administrative expense was due primarily to our ongoing cost savings and productivity actions, as well as timing of variable compensation costs. The decreases in other operating expense is due to lower realized and unrealized foreign currency losses.
Non-Operating Expense
In the second quarter of 2019, total non-operating expense increased by $63 compared to the second quarter of 2018. This was due to $156 of reorganization costs related to our Chapter 11 proceedings, partially offset by a decrease in interest expense of $75 as a result of the restructuring of our debt through our Chapter 11 proceedings and a increase of $18 in other non-operating income driven by higher realized and unrealized foreign currency gains.

Income Tax Expense

The effective tax rate was (8)% and (16)% for the second quarter of 2019 and 2018, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the second quarter of 2019 and 2018, income tax expense relates primarily to income from certain foreign operations. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the second quarter of 2019, foreign currency translation negatively impacted other comprehensive loss by $8, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the second quarter of 2019.
For the second quarter of 2018, foreign currency translation positively impacted other comprehensive loss by $16, primarily due to the weakening of various foreign currencies against the U.S. dollar in the second quarter of 2018.

	Six Months Ended June 30,
	2019		2018
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,778	100%	$1,941	100%
Cost of sales	1,507	85%	1,618	83%
Gross profit	271	15%	323	17%
Selling, general and administrative expense	152	9%	159	8%
Gain on disposition	—	—%	(44)	(2)%
Asset impairments	—	—%	25	1%
Business realignment costs	15	1%	14	1%
Other operating expense, net	16	1%	20	1%
Operating income	88	5%	149	8%
Interest expense, net	89	5%	167	9%
Other non-operating (income) expense, net	(11)	(1)%	7	—%
Reorganization items, net	156	9%	—	—%
Total non-operating expense	234	13%	174	9%
Loss before income tax and earnings from unconsolidated entities	(146)	(8)%	(25)	(1)%
Income tax expense	15	1%	11	1%
Loss before earnings from unconsolidated entities	(161)	(9)%	(36)	(2)%
Earnings from unconsolidated entities, net of taxes	2	—%	2	—%
Net loss	(159)	(9)%	(34)	(2)%
Net income attributable to noncontrolling interest	(1)	—%	(1)	—%
Net loss attributable to Hexion Inc.	$(160)	(9)%	$(35)	(2)%
Other comprehensive loss	$(8)		$(2)
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Net Sales
In the first half of 2019, net sales decreased by $163, or 8%, compared to the first half of 2018. Foreign currency translation negatively impacted net sales by $73 due to the weakening of various foreign currencies against the U.S. dollar in the first half 2019 compared to the first half of 2018. Volume decreases negatively impacted net sales by $60 primarily related to volume decreases in our North American resins business due to weaker demand driven by timing of new housing starts, high customer inventory levels and competitive pricing pressures, and in our phenolic resins business due to overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy. Lastly, pricing negatively impacted sales by $30 due primarily to softer market conditions in our base epoxy resins business.
Gross Profit
In the first half of 2019, gross profit decreased by $52 compared to the first half of 2018. Gross profit as a percentage of net sales decreased by 2% due primarily to margin reductions driven by the market conditions in our base epoxy resins business discussed above.

Operating Income
In the first half of 2019, operating income decreased by $61 compared to the first half of 2018, driven primarily by the decrease in gross profit of $52 discussed above and the gain on the disposition of our ATG business of $44 that occurred in the first quarter 2018, partially offset by a decrease in selling, general and administrative expense of $7 and a decrease in our other operating expense of $4. The decrease in selling, general and administrative expense was due primarily to our ongoing cost savings and productivity actions, as well as timing of variable compensation costs, partially offset by $23 of certain professional fees and other expenses incurred related to our Chapter 11 proceedings. The decreases in other operating expense is due to lower realized and unrealized foreign currency losses.
Non-Operating Expense
In the first half of 2019, total non-operating expense increased by $60 compared to the first half of 2018. This was due to a $156 of reorganization costs related to our Chapter 11 proceedings, partially offset by a decrease in interest expense of $78 as a result of our the restructuring of our debt through our Chapter 11 proceedings and a increase of $18 in other non-operating income driven by higher realized and unrealized foreign currency gains.
Income Tax Expense

The effective tax rate was (10)% and (44)% for the first half of 2019 and 2018, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

For the first half of 2019 and 2018, income tax expense relates primarily to income from certain foreign operations. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the first half of 2019, foreign currency translation negatively impacted other comprehensive loss by $8, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the first half of 2019.
For the first half of 2018, foreign currency positively impacted other comprehensive income by $2, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the first half of 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales (1):
Epoxy, Phenolic and Coating Resins	$512	$564	$1,003	$1,104
Forest Products Resins	380	431	775	837
Total	$892	$995	$1,778	$1,941

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$59	$72	$111	$142
Forest Products Resins	66	76	134	143
Corporate and Other	(13)	(20)	(30)	(39)
Total	$112	$128	$215	$246
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended June 30, 2018 to the three months ended June 30, 2019:

	Volume	Price/Mix	Currency Translation	Impact of Dispositions	Total
Epoxy, Phenolic and Coating Resins	(1)%	(4)%	(4)%	—%	(9)%
Forest Products Resins	(6)%	(3)%	(3)%	—%	(12)%

Epoxy, Phenolic and Coating Resins
Net sales in the second quarter of 2019 decreased by $52, or 9%, when compared to the second quarter of 2018. Pricing negatively impacted net sales by $24, primarily due to softer market conditions in our base epoxy resins business as compared to the second quarter of 2018. Foreign currency translation negatively impacted net sales by $21, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the second quarter of 2019 compared to the second quarter of 2018. Lastly, volumes negatively impacted net sales by $7, which was primarily related to volume decreases in our phenolic specialty resins and versatic acids businesses driven by overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy.
Segment EBITDA in the second quarter of 2019 decreased by $13 to $59 compared to the second quarter of 2018. The decrease was primarily driven by the margin reductions in our base epoxy resins business due to softer market conditions discussed above.
Forest Products Resins
Net sales in the second quarter of 2019 decreased by $51, or 12%, when compared to the second quarter of 2018. Volumes negatively impacted net sales by $26, due to volume decreases in our North American resins businesses due to weaker demand driven by high customer inventory levels, competitive pricing pressures and customer mill closures, and decreases in our North American formaldehyde business driven by softness in the oil and gas markets in Western Canada. Foreign currency translation negatively impacted net sales by $13 mainly due to the strengthening of the U.S dollar against various foreign currencies in the second quarter of 2019 compared to the second quarter of 2018. Pricing negatively impacted net sales by $12, which was primarily due to methanol price decreases contractually passed through to customers across many of our businesses.
Segment EBITDA in the second quarter of 2019 decreased by $10, to $66, compared to the second quarter of 2018. This decrease was primarily driven by the volume decreases in our North American resins and formaldehyde businesses discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to the other segments. Corporate and Other charges in the second quarter of 2019 decreased by $7 compared to the second quarter of 2018 due primarily to our ongoing cost reduction efforts, as well as timing of variable compensation costs.
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018 Segment Results
Following is an analysis of the percentage change in net sales by segment from the six months ended June 30, 2018 to the six months ended June 30, 2019:

	Volume	Price/Mix	Currency Translation	Total
Epoxy, Phenolic and Coating Resins	(3)%	(2)%	(4)%	(9)%
Forest Products Resins	(3)%	—%	(4)%	(7)%
Epoxy, Phenolic and Coating Resins
Net sales in the first half of 2019 decreased by $101, or 9%, when compared to the first half of 2018. Foreign currency translation negatively impacted net sales by $41, due primarily to the strengthening of the U.S. dollar against various foreign currencies in the first half of 2019 compared to the first half of 2018. Volumes negatively impacted net sales by $33, which was primarily related to volume decreases in our phenolic specialty resins and versatic acids businesses driven by overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy. Lastly, pricing negatively impacted net sales by $27, primarily due to softer market conditions in our base epoxy resins business as compared to the first half of 2018.
Segment EBITDA in the first half of 2019 decreased by $31 to $111 compared to the first half of 2018. The decrease was primarily driven by the margin reductions in our base epoxy resins business due to softer market conditions discussed above.

Forest Products Resins
Net sales in the first half of 2019 decreased by $62, or 7%, when compared to the first half of 2018. Foreign currency translation negatively impacted net sales by $32, due largely to the strengthening of the U.S. dollar against various foreign currencies in the first half of 2019 compared to the first half of 2018. Volumes negatively impacted net sales by $27, primarily related to volume decreases in our North American resins businesses due to weaker demand driven by timing of new housing starts, high customer inventory levels, competitive pricing pressures and customer mill closures. Lastly, pricing negatively impacted net sales by $3, primarily due to methanol price decreases contractually passed through to customers across many of our businesses.
Segment EBITDA in the first half of 2019 decreased by $9 to $134, when compared to the first half of 2018. This decrease was primarily driven by the volume decreases in our North American resins business discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to continuing segments. Corporate and Other charges in the first half of 2019 decreased by $9 compared to the first half of 2018 due primarily to our ongoing cost reduction efforts, as well as timing of variable compensation costs.
Reconciliation of Net Loss to Segment EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation:
Net loss attributable to Hexion Inc.	$(108)	$(22)	$(160)	$(35)
Net income attributable to noncontrolling interest	(1)	(1)	(1)	(1)
Net loss	(107)	(21)	(159)	(34)
Income tax expense	8	3	15	11
Interest expense, net	9	84	89	167
Depreciation and amortization	26	28	52	58
EBITDA	$(64)	$94	$(3)	$202
Items not included in Segment EBITDA:
Asset impairments	$—	$—	$—	$25
Business realignment costs	11	5	15	14
Gain on disposition	—	—	—	(44)
Transaction costs	3	3	26	6
Realized and unrealized foreign currency (gains) losses	(7)	15	(6)	22
Reorganization costs	156	—	156	—
Other	13	11	27	21
Total adjustments	176	34	218	44
Segment EBITDA	$112	$128	$215	$246

Segment EBITDA:
Epoxy, Phenolic and Coating Resins	$59	$72	$111	$142
Forest Products Resins	66	76	134	143
Corporate and Other	(13)	(20)	(30)	(39)
Total	$112	$128	$215	$246

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other unusual or non-recurring income and expenses. Reorganization costs for the three and six months ended June 30, 2019 represent incremental costs incurred directly as a result of our Chapter 11 proceedings after the date of filing. See Note 4 for more information. For the six months ended June 30, 2019, transaction costs primarily included certain professional fees and other expenses related to our Chapter 11 proceedings incurred prior to the date of filing. For the three months ended June 30, 2019, transaction costs primarily included other expenses related to our Chapter 11 proceedings that do not meet the criteria for reorganization costs. For the three and six months ended June 30, 2018, transaction costs included certain professional fees related to strategic projects. Business realignment costs for the three and six months ended June 30, 2019 and 2018 primarily included costs related to certain in-process facility rationalizations and cost reduction programs. For the three and six months ended June 30, 2019 and 2018, items classified as “Other” primarily included expenses from retention programs, management fees and expenses related to legacy liabilities.

Liquidity and Capital Resources
2019 Outlook
Following our emergence from our Chapter 11 proceedings, we believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our ABL Facility. The additional liquidity provided by the Rights Offerings and the impact of the Plan on our capital structure, resulting in reduced annual debt service obligations of approximately $205, will increase our future operational and financial flexibility and leave us well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs.

At June 30, 2019, we had $3,948 of outstanding debt and $418 in liquidity consisting of the following:

•	$81 of unrestricted cash and cash equivalents (of which $68 is maintained in foreign jurisdictions);

•	$301 of borrowings available under our DIP ABL Facility ($350 borrowing base less $49 of outstanding letters of credit); and

•	$36 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Upon our emergence from our Chapter 11 proceedings on July 1, 2019, the impact of the consummation of the Plan added an additional $28 of liquidity, and thus our liquidity would have been $446 at June 30, 2019.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2019 and December 31, 2018 was $501 and $362, respectively. A summary of the components of our net working capital as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	% of LTM Net Sales	December 31, 2018	% of LTM Net Sales
Accounts receivable	$499	14%	$412	11%
Inventories	351	10%	334	9%
Accounts payable(1)	(349)	(10)%	(384)	(10)%
Net working capital (2)	$501	14%	$362	10%

(1)	As of June 30, 2019, accounts payable includes $56 of pre-petition liabilities that are included in “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets:

(2)
Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.

The increase in net working capital of $139 from December 31, 2018 was driven by an increase in accounts receivable of $87 and an increase in inventory of $17, as well as a decrease in accounts payable of $35. The increases in accounts receivable and inventory were primarily the result of increased volumes in the second quarter of 2019 compared to the fourth quarter of 2018 due to seasonality of our businesses. The decrease in accounts payable was largely related to timing of vendor payments, primarily as a result of our Chapter 11 proceedings. Based on our new capital structure, we expect structural improvement in our vendor terms going forward.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2019	2018
(Uses) sources of cash:
Operating activities	$(113)	$(42)
Investing activities	(42)	7
Financing activities	123	53
Effect of exchange rates on cash flow	—	(3)
Net change in cash and cash equivalents	$(32)	$15

Operating Activities
In the first half of 2019, operations used $113 of cash. Net loss of $159 included $198 of net non-cash expense items related to our Chapter 11 proceedings of $139 and DIP Facility financing fees of $13, depreciation and amortization of $52, partially offset by unrealized foreign currency gains of $7. Net working capital used $135, which was largely driven by increases in accounts receivable due primarily to seasonality of our businesses, and decreases in accounts payable related to timing of vendor payments, primarily as a result of our Chapter 11 proceedings. Changes in other assets and liabilities and income taxes payable used $17 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.

In the first half of 2018, operations used $42 of cash. Net loss of $34 included $59 of net non-cash expense items consisting of depreciation and amortization of $58, non-cash impairments of $25, amortization of deferred financing fees of $8, unrealized foreign currency losses of $12 and loss on sale of assets of $2, partially offset by a gain on disposition of $44. Net working capital used $55, which was largely driven by increases in accounts receivable and inventories due primarily to raw material price increases and seasonality. Changes in other assets and liabilities and income taxes payable used $12 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the first half of 2019, investing activities used $42 of cash primarily related to capital expenditures of $43 and partially offset by proceeds from sale of assets of $1.
In the first half of 2018, investing activities provided $7 of cash, primarily related to net proceeds from ATG disposition of $49 and proceeds from sale of assets of $1, partially offset by capital expenditures of $43 (including capitalized interest).
Financing Activities
In the first half of 2019, financing activities provided $123 of cash. Net short-term debt repayments were $4 and net long-term debt borrowings were $140. Our long-term debt borrowings primarily consisted of the proceeds from our DIP Term Loan Facility entered into as part of our Chapter 11 proceedings, offset by adequate protection payments made as part of our Chapter 11 proceedings and the repayment of our DIP ABL Facility.
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
Covenant Compliance

DIP ABL Facility and DIP Term Loan Facility
At June 30, 2019, the Company was in compliance with all covenants under the credit agreements governing the DIP ABL Facility and the DIP Term Loan Facility.
New Credit Facilities and Senior Notes
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
The indenture that governs our 7.875% Senior Notes due 2027 (the “Indenture”) contains a Pro Forma EBITDA to Fixed Charges ratio incurrence test which may restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet this ratio (measured on a last twelve months, or LTM, basis) of at least 2.0:1. The Pro Forma EBITDA to Fixed Charges Ratio under the Indenture is generally defined as the ratio of (a) Pro Forma EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on an LTM basis. See below for our Pro Forma EBITDA to Fixed Charges Ratio calculation.
Our ABL Facility, which is subject to a borrowing base, does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time is less than the greater of (a) $30 and (b) 10.0% of the lesser of the borrowing base and the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Pro Forma EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters for which financial statements have been delivered.

Reconciliation of Last Twelve Months Net Loss to Pro Forma EBITDA
Pro Forma EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization programs or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. We believe that including the supplemental adjustments that are made to calculate Pro Forma EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Pro Forma EBITDA and Fixed Charges are not defined terms under U.S. GAAP. Pro Forma EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the Indenture should not be considered an alternative to interest expense.
The following table reconciles net loss to EBITDA and Pro Forma EBITDA, and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

June 30, 2019
LTM Period
Net loss	$(287)
Income tax expense	44
Interest expense, net	288
Depreciation and amortization	107
Accelerated depreciation	4
EBITDA	156
Adjustments to EBITDA:
Asset impairments and write-downs	7
Business realignment costs (1)	30
Realized and unrealized foreign currency gains	(1)
Unrealized gains on pension and postretirement benefits (2)	(13)
Transaction costs (3)	33
Reorganization costs (4)	156
Other (5)	47
Cost reduction programs savings (6)	23
Pro Forma EBITDA	$438
Pro forma fixed charges (7)	$112
Ratio of Pro Forma EBITDA to Fixed Charges	3.91

(1)
Primarily represents cost related to headcount reduction expenses and plant rationalization costs related to in-process and recently completed cost reduction programs, termination costs and other costs associated with business realignments.

(2)	Represents non-cash gains resulting from pension and postretirement benefit plan liability remeasurements.

(3)	Represents certain professional fees related to strategic projects, including $23 of certain professional fees and other expenses related to our Chapter 11 proceedings prior to filing.

(4)	Represents incremental costs incurred directly as a result of our Chapter 11 proceedings after the date of filing.

(5)	Primarily includes retention program costs, business optimization expenses, and expenses related to legacy liabilities.

(6)
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

(7)	Reflects pro forma interest expense based on the New Credit Facilities and Senior Notes as of July 1, 2019 when the Plan became effective and the Company emerged from the Chapter 11 proceedings.

Recently Issued Accounting Standards
See Note 5 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first six months of 2019 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2019.
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
The United States Environmental Protection Agency (“U.S. EPA”) issued the Company a Notice of Intent to File Administrative Complaint related to alleged violations of the Emergency Right-to-Know Act identified in a 2017 voluntary self-disclosure made by the Company.  The Notice was issued on October 24, 2018 and seeks a penalty of $0.2 million.  The Company does not agree with the penalty and continues to work cooperatively with U.S. EPA to resolve this matter.
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
Risks Related to Our Chapter 11 Proceedings and Emergence
Our actual financial results may vary significantly from the projections that were filed with the Bankruptcy Court.
In connection with our disclosure statement relating to the Plan (the “Disclosure Statement”), and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon Emergence. This projected financial information was prepared by, and is the responsibility of, our management. PricewaterhouseCoopers LLP neither examined, compiled nor performed any procedures with respect to the projected financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. Those projections were prepared solely for the purpose of the Bankruptcy Petitions and have not been, and will not be, updated on an ongoing basis. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections that were prepared in connection with the Disclosure Statement and the hearing to consider confirmation of the Plan.
Our financial condition or results of operations will not be comparable to the financial condition or results of operations reflected in our historical financial statements.
Following our emergence from bankruptcy, we have been operating our existing business under a new capital structure. In addition, we have been subject to the “fresh-start” accounting rules. As required by “fresh-start” accounting, assets and liabilities will be recorded at fair value, based on values determined in connection with the implementation of the Plan. Certain reported assets do not yet give effect to the adjustments that may result from the adoption of “fresh-start” accounting and, as a result, would change materially. Accordingly, our financial condition and results of operations from and after the Emergence Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements included in this Quarterly Report on Form 10-Q.

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
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2018, we incurred capital expenditures of $19 to comply with environmental, health and safety laws and regulations and to make other environmental and safety improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with, or decide to close the impacted facility. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. A division of the World Health Organization, the International Agency for Research on Cancer, or IARC, and the National Toxicology Program, or NTP, within the U.S. Department of Health and Human Services, have classified formaldehyde as being carcinogenic to humans. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010, stating that formaldehyde meets the criteria to be described as “carcinogenic to humans.” The National Academy of Sciences peer reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. USEPA may or may not issue a revised draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. On March 20, 2019, EPA announced the next set of candidate chemical substances that will undergo review by its LCSA/TSCA risk evaluation program. This announcement formally begins the prioritization process and starts a 9- to 12-month statutory time frame during which the Agency must designate 20 chemical substances as high priority. Formaldehyde was identified as a high-priority candidate chemical for TSCA risk evaluation. Designation of formaldehyde as a high-priority chemical “does not constitute a finding of risk.” A high-priority designation means the EPA has nominated formaldehyde for further risk evaluation. Effective January 1, 2016, ECHA classified formaldehyde as a Category 2 Mutagen, but rejected reclassification as a Category 1A Carcinogen. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.

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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the six months ended June 30, 2019.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. During the first half of 2019, we achieved $7 in cost savings related to our cost reduction programs and as of June 30, 2019, we have approximately $23 of additional in-process cost savings.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, with respect to the foreign loan parties, a specified percentage of eligible machinery, equipment and real property, subject to certain limitations. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity. In addition, if our fixed charge coverage ratio falls to less than 1.0 to 1.0, we will need to ensure that our availability under the ABL Facility is at least the greater of $30 (or $1.0 after giving effect to the Transactions) and 10% of the lesser of the borrowing base and the total ABL commitments.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Upon emergence and as of July 1, 2019, we had approximately $1.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings.
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
The terms governing our outstanding debt contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our shareholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates;

•	enter into agreements that restrict dividends from subsidiaries; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.
In addition, the credit agreement governing our ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when excess availability is less than the greater of (x) $30 and (y) 10% of the lesser of the (i) borrowing base at such time and (ii) the total ABL Facility commitments at such time. The fixed charge coverage ratio under the credit agreement governing the ABL Facility is generally defined as the ratio of (a) Pro Forma EBITDA minus non-financed capital expenditures and cash taxes during such period to (b) debt service plus cash interest expense plus certain restricted payments, each measured for the four most recent quarters for which financial statements have been delivered. We may not be able to satisfy such ratio in future periods. If we anticipate we will be unable to meet such ratio, we expect not to allow our availability under the ABL Facility to fall below such levels.
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

The ABL Facility provides for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements includes a cash sweep at any time that availability under the ABL Facility is less than the greater of (x) $30 and (y) 10.0% of the lesser of the (i) borrowing base at such time and (ii) the total ABL Facility commitments at such time. Such cash sweep, if in effect, will cause substantially all our available cash to be applied to outstanding borrowings under our ABL Facility. If we satisfy the conditions to borrowings under the ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under our ABL Facility, and we may not have sufficient cash to satisfy our working capital and other operational needs.
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

HEXION INC.

Date:	August 12, 2019	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)