Form 10-Q
period 2019-09-30
HEXION INC.
filed 2019-11-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2019: 100

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	Successor	Predecessor
(In millions, except share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15)	$108	$128
Accounts receivable (net of allowance for doubtful accounts of $1 and $16, respectively)	471	412
Inventories:
Finished and in-process goods	241	240
Raw materials and supplies	101	94
Other current assets	62	57
Total current assets	983	931
Investment in unconsolidated entities	18	19
Deferred tax assets	5	—
Other long-term assets	49	34
Property and equipment:
Land	110	89
Buildings	165	285
Machinery and equipment	1,315	2,293
	1,590	2,667
Less accumulated depreciation	(40)	(1,826)
	1,550	841
Operating lease assets (see Note 10)	125	—
Goodwill	178	109
Other intangible assets, net	1,193	27
Total assets	$4,101	$1,961
Liabilities and Deficit
Current liabilities:
Accounts payable	$276	$384
Debt payable within one year	87	3,716
Interest payable	26	82
Income taxes payable	17	5
Accrued payroll and incentive compensation	50	52
Current portion of operating lease liabilities (see Note 10)	23	—
Other current liabilities	99	106
Total current liabilities	578	4,345
Long-term liabilities:
Long-term debt	1,702	99
Long-term pension and post employment benefit obligations	248	221
Deferred income taxes	162	15
Operating lease liabilities (see Note 10)	88	—
Other long-term liabilities	221	195
Total liabilities	2,999	4,875
Commitments and contingencies (see Note 11)
Equity (Deficit)
Common stock (Successor)—$0.01 par value; 100 shares authorized, issued and outstanding September 30, 2019	—	—
Paid-in capital (Successor)	1,162	—
Common stock (Predecessor)—$0.01 par value; 300,000,000 shares authorized, 170,605,906 issued and 82,556,847 outstanding December 31, 2018	—	1
Paid-in capital (Predecessor)	—	526
Treasury stock (Predecessor), at cost—88,049,059 shares at December 31, 2018	—	(296)
Accumulated other comprehensive loss	(16)	(18)
Accumulated deficit	(43)	(3,125)
Total Hexion Inc. equity (deficit)	1,103	(2,912)
Noncontrolling interest	(1)	(2)
Total equity (deficit)	1,102	(2,914)
Total liabilities and equity (deficit)	$4,101	$1,961
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor	Predecessor		Successor	Predecessor
(In millions)	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2018	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2018

Net sales	$836	$—	$952	$836	$1,778	$2,893
Cost of sales (exclusive of depreciation and amortization shown below, see Note 2)	710	—	773	710	1,462	2,343
Selling, general and administrative expense (see Note 2)	69	—	68	69	145	217
Depreciation and amortization (see Note 2)	55	—	27	55	52	85
Gain on disposition	—	—	—	—	—	(44)
Asset impairments	—	—	3	—	—	28
Business realignment costs	13	—	5	13	15	19
Other operating expense, net	5	—	6	5	16	26
Operating (loss) income	(16)	—	70	(16)	88	219
Interest expense, net	28	—	83	28	89	250
Other non-operating expense (income), net	4	—	(1)	4	(11)	6
Reorganization items, net (see Note 5)	—	(3,261)	—	—	(3,105)	—
(Loss) income before income tax and earnings from unconsolidated entities	(48)	3,261	(12)	(48)	3,115	(37)
Income tax (benefit) expense	(4)	207	6	(4)	222	17
(Loss) income before earnings from unconsolidated entities	(44)	3,054	(18)	(44)	2,893	(54)
Earnings from unconsolidated entities, net of taxes	1	—	—	1	2	2
Net (loss) income	(43)	3,054	(18)	(43)	2,895	(52)
Net income attributable to noncontrolling interest	—	—	—	—	(1)	(1)
Net (loss) income attributable to Hexion Inc.	$(43)	$3,054	$(18)	$(43)	$2,894	$(53)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Successor	Predecessor		Successor	Predecessor
(In millions)	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2018	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2018

Net (loss) income	$(43)	$3,054	$(18)	$(43)	$2,895	$(52)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(16)	—	(6)	(16)	(8)	(8)
Other comprehensive loss	(16)	—	(6)	(16)	(8)	(8)
Comprehensive (loss) income	(59)	3,054	(24)	(59)	2,887	(60)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	(1)	(1)
Comprehensive (loss) income attributable to Hexion Inc.	$(59)	$3,054	$(24)	$(59)	$2,886	$(61)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor	Predecessor
(In millions)	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2018
Cash flows provided by (used in) operating activities
Net (loss) income	$(43)	$2,895	$(52)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	55	52	85
Non-cash asset impairments	—	—	30
Non-cash reorganization items, net	—	(3,293)	—
Deferred tax (benefit) expense	(8)	156	—
Loss on sale of assets	—	3	3
Gain on disposition	—	—	(44)
Amortization of deferred financing fees	—	—	13
Unrealized foreign currency losses (gains)	6	(7)	12
Financing fees included in net loss	—	136	—
Other non-cash adjustments	3	(2)	—
Net change in assets and liabilities:
Accounts receivable	22	(88)	(25)
Inventories	29	(19)	(91)
Accounts payable	(67)	(28)	10
Income taxes payable	—	18	4
Other assets, current and non-current	10	(7)	(20)
Other liabilities, current and long-term	18	11	26
Net cash provided by (used in) operating activities	25	(173)	(49)
Cash flows used in investing activities
Capital expenditures	(22)	(43)	(62)
Proceeds from disposition, net	—	—	49
Proceeds from sale of assets, net	—	1	1
Net cash used in investing activities	(22)	(42)	(12)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(6)	(4)	6
Borrowings of long-term debt	91	2,313	425
Repayments of long-term debt	(100)	(2,261)	(343)
Proceeds from rights offering	—	300	—
Financing fees paid	(2)	(136)	(1)
Net cash (used in) provided by financing activities	(17)	212	87
Effect of exchange rates on cash and cash equivalents, including restricted cash	(3)	—	(4)
Change in cash and cash equivalents, including restricted cash	(17)	(3)	22
Cash, cash equivalents and restricted cash at beginning of period	125	128	115
Cash, cash equivalents and restricted cash at end of period	$108	$125	$137
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$3	$71	$219
Income taxes, net	4	10	12
Reorganization items, net	—	188	—
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT) (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Equity	Total Hexion Inc. (Deficit) Equity	Noncontrolling Interest	Total Shareholder’s (Deficit) Equity
Predecessor
Balance at December 31, 2017	$1	$526	$(296)	$(8)	$(2,964)	$(2,741)	$(1)	$(2,742)
Net (loss) income	—	—	—	—	(53)	(53)	1	(52)
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Impact of change in accounting policy	—	—	—	—	1	1	—	1
Balance at September 30, 2018	$1	$526	$(296)	$(16)	$(3,016)	$(2,801)	$—	$(2,801)

Balance at June 30, 2018	$1	$526	$(296)	$(10)	$(2,998)	$(2,777)	$—	$(2,777)
Net (loss) income	—	—	—	—	(18)	(18)	—	(18)
Other comprehensive loss	—	—	—	(6)	—	(6)	—	(6)
Balance at September 30, 2018	$1	$526	$(296)	$(16)	$(3,016)	$(2,801)	$—	$(2,801)

Balance at December 31, 2018	$1	$526	$(296)	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)
Net (loss) income	—	—	—	—	(160)	(160)	1	(159)
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Balance at June 30, 2019	$1	$526	$(296)	$(26)	$(3,285)	$(3,080)	$(1)	$(3,081)
Elimination of Predecessor equity	(1)	(526)	296	—	231	—	—	—
Elimination of Predecessor accumulated other comprehensive loss	—	—	—	26	—	26	—	26
Net income	—	—	—	—	3,054	3,054	—	3,054
Balance at July 1, 2019	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Issuance of Successor Company common stock	—	1,157	—	—	—	1,157	—	1,157
Successor
Balance at July 2, 2019	$—	$1,157	$—	$—	$—	$1,157	$(1)	$1,156
Net loss	—	—	—	—	(43)	(43)	—	(43)
Stock-based compensation expense	—	5	—	—	—	5	—	5
Other comprehensive loss	—	—	—	(16)	—	(16)	—	(16)
Balance at September 30, 2019	$—	$1,162	$—	$(16)	$(43)	$1,103	$(1)	$1,102

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2019, the Company had three reportable segments: Epoxy, Phenolic and Coating Resins; Forest Products Resins; and Corporate and Other.
As a result of the Company’s reorganization and emergence from Chapter 11 (as defined in Note 3) on the morning of July 1, 2019 (the “Effective Date”), the Company’s direct parent is Hexion Intermediate Holding 2, Inc. (“Hexion Intermediate”), a holding company and wholly owned subsidiary of Hexion Intermediate Holding 1, Inc., a holding company and wholly owned subsidiary of Hexion Holdings Corporation, the ultimate parent of Hexion (“Hexion Holdings”). Prior to its reorganization, the Company’s parent was Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (now known as Hexion TopCo, LLC or “TopCo”), the previous ultimate parent entity of Hexion, which was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, Inc. and its subsidiaries, “Apollo”). On the Effective Date, the Company’s existing common stock were cancelled and 100 new shares of common stock were issued at a par value of $0.01 to the Company’s new direct parent Hexion Intermediate in accordance with the Plan (as defined in Note 3). See Note 3 for more information.
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
Going Concern
The Company filed for Chapter 11 bankruptcy protection on April 1, 2019 (the “Petition Date”) and as the Company previously disclosed, based on its financial condition and its projected operating results, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings (see Note 3), that there was substantial doubt as to the Company’s ability to continue as a going concern as of the issuance of the Company’s 2018 Annual Report on Form 10-K. After the Company’s emergence from Chapter 11 on July 1, 2019, based on its new capital structure, liquidity position and projected operating results, the Company expects to continue as a going concern for the next twelve months. See Note 3 for more information.
Financial Reporting in Reorganization
Effective on the Petition Date, the Company applied Accounting Standard Codification, No. 852, “Reorganizations,” (“ASC 852”) which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as “Reorganization items, net” in the Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish debtor pre-petition liabilities subject to compromise (“LSTC”) from liabilities of non-filing entities, pre-petition liabilities that are not subject to compromise and post-petition liabilities in the accompanying Condensed Consolidated Balance Sheet. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. LSTC related to debt, its related interest payable and certain affiliate payables were settled in accordance with the Plan, as applicable, on or shortly after the Company emerged from Chapter 11 bankruptcy on July 1, 2019. As of July 1, 2019, all remaining liabilities subject to compromise were not impaired and remain on the Company’s Condensed Consolidated Balance Sheets.
The Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 included in this Quarterly Report on Form 10-Q were prepared under the basis of accounting assuming that the Company will continue as a going concern, which contemplated continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Fresh Start Accounting
On the Effective Date, in accordance with ASC 852, the Company applied fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting was applied to the Company’s consolidated financial statements as of July 1, 2019, the date it emerged from bankruptcy, which resulted in a new basis of accounting and the Company became a new entity for financial reporting purposes. As a result, the Company allocated the reorganization value of the Company to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets was reported as goodwill.
As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Condensed Consolidated Financial Statements after the Effective Date are not comparable with the Condensed Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on or before the Effective Date. Refer to Note 4 for more information.
2. Summary of Significant Accounting Policies
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $10 and $11 is recorded within “Other current assets” at September 30, 2019 and December 31, 2018, respectively, in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 15 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
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
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $15 as of both September 30, 2019 and December 31, 2018 represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Income Statement Presentation— As a result of the application of fresh start accounting upon the Company’s emergence from Chapter 11, the Company elected to change its income statement presentation of depreciation and amortization expense beginning in the Successor period July 2, 2019 through September 30, 2019 and all periods thereafter. As a result, “Depreciation and amortization” has been added as a line item in the unaudited Condensed Consolidated Statements of Operations and “Cost of sales” and “Selling, general and administrative expense” will now exclude all depreciation and amortization expense. In addition, the Company will no longer present “Gross profit” as a subtotal caption. For comparability purposes, this presentation change will be applied to all comparable periods presented in this Quarterly Report on Form 10-Q and all future filings.
The effects of the income statement presentation change on the Predecessor Company’s previously reported unaudited Condensed Consolidated Statements of Operations are presented below. As noted above, a component of this presentation change is removal of the “Gross profit” subtotal.

Unaudited Condensed Consolidated Statements of Operations for the period from January 1, 2019 to July 1, 2019:
	Previous Presentation Method	Effect of Presentation Change	As Reported
Cost of sales	1,507	(45)	1,462
Selling, general and administrative expense	152	(7)	145
Depreciation and amortization	—	52	52

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2018:
	As Previously Reported	Effect of Presentation Change	As Reported
Cost of sales	796	(23)	773
Selling, general and administrative expense	72	(4)	68
Depreciation and amortization	—	27	27

Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018:
	As Previously Reported	Effect of Presentation Change	As Reported
Cost of sales	2,414	(71)	2,343
Selling, general and administrative expense	231	(14)	217
Depreciation and amortization	—	85	85
Goodwill—Upon the application of fresh start accounting, the excess of reorganization value over the fair value of identified tangible and intangible assets of $178 is carried as “Goodwill” in the Consolidated Balance Sheets, and the Company does not amortize goodwill. As of September 30, 2019, the Company has goodwill of $141 and $37 for its Forest Products Resins and Epoxy, Phenolic and Coating Resins segments, respectively. The Company reviews goodwill for impairment annually during the fourth quarter by comparing the estimated fair value to the book value of each reporting unit utilizing either a qualitative or quantitative approach. Goodwill impairment is also tested as needed upon the occurrence of an impairment triggering event.
Intangible assets - Separately identifiable intangible assets that are used in operations of the business are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Condensed Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 15 to 25 years.
As part of fresh start accounting, on the Effective Date, the Company established new intangible assets at fair value and the Predecessor Company’s intangible asset accumulated amortization was eliminated. As of September 30, 2019, the Company’s intangible assets with identifiable useful lives consisted of the following:

Customer relationships	$968
Trademarks	110
Technology	141
Accumulated amortization (1)	(26)
Other intangible assets, net	$1,193

(1)	The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Derivative Financial Instruments and Hedging Activities—Periodically, the Company is a party to forward exchange contracts, foreign exchange rate swaps, interest rate swaps, natural gas futures and electricity forward contracts to reduce its cash flow exposure to changes in interest rates and natural gas and electricity prices. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives, whether designated as hedging relationships or not, are recorded on our balance sheet at fair value. For fair value and cash flow hedges qualifying for hedge accounting, the Company formally documents at inception the relationship between hedging instruments and hedged items, the risk management objective, strategy and the evaluation of effectiveness for the hedge transaction. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income, to the extent effective, and will be recognized in the Consolidated Statement of Operations when the hedged item affects earnings. The effectiveness of a cash flow hedging relationship is established at the inception of the hedge, and after inception the Company performs effectiveness assessments at least every three months. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.
Turnaround Costs—The Company periodically performs procedures at its major production facilities to extend the useful life, increase output and efficiency and ensure the long-term reliability and safety of plant machinery (“turnaround” or “turnaround costs”). As a result of the application of fresh start accounting upon the Company’s emergence from Chapter 11, the Successor Company adopted an accounting policy to capitalize certain turnaround costs and amortize on a straight-line basis over the estimated period until the next turnaround. Costs for routine repairs and maintenance are expensed as incurred. Capitalized turnaround costs were less than $1 at September 30, 2019 and are included in “Other long-term assets”.
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2019 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.

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
In August 2017, the FASB issued Accounting Standards Board Update No. 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in this ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2017-12 as of January 1, 2019, and the initial adoption had no impact on the Company’s financial statements.
In October 2018, the FASB issued ASU 2018-16: Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). ASU 2018-16 permits the use of the Overnight Index Swap (“OIS”) based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government (“UST”), the London Interbank Offered Rate (“LIBOR”) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Rate. The amendments in this ASU 2018-16 update permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in ASU 2017-12. The Company has adopted ASU 2018-16 as of January 1, 2019 and it did not have a material impact on the financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 820): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. New disclosures are also required with this standard. The standard is effective for annual and interim periods beginning after December 15, 2019. The Company is currently assessing the potential impact of adopting this standard.
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

3. Emergence from Chapter 11 Bankruptcy
Bankruptcy Petitions and Emergence from Chapter 11
On the Petition Date, the Company, Hexion Holdings LLC, Hexion LLC and certain of the Company’s subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption In re Hexion TopCo, LLC, No. 19-10684 (the “Chapter 11 Cases”). The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On June 25, 2019, the Court entered an order (the “Confirmation Order”) confirming the Second Amended Joint Chapter 11 Plan of Reorganization of Hexion Holdings LLC and its Debtor Affiliates under Chapter 11 (the “Plan”). On the morning of July 1, 2019, in accordance with the terms of the Plan and the Confirmation Order, the Plan became effective and the Debtors emerged from bankruptcy (the “Emergence”).
Debtor-in-Possession Financing
DIP Term Loan Facility
In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, the Company entered into a New York law-governed senior secured term loan agreement (the “DIP Term Loan Facility”), among Hexion LLC (“Holdings”), the Company, Hexion International Holdings B.V. (the “Dutch Borrower”), which was amended on April 17, 2019, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and collateral agent (the “Term Loan Agent”). The proceeds of the DIP Term Loan Facility were loaned by the Dutch Borrower to the Company pursuant to an intercompany loan agreement (the “Intercompany Loan Agreement”) and were used in part to repay in full the outstanding obligations under the Company’s existing asset-based revolving credit agreement ABL Facility (the “ABL Facility”). As of June 30, 2019, the Company had $350 borrowings outstanding under DIP Term Loan Facility. The Company’s remaining obligations under the DIP Term Loan Facility were repaid in full and the DIP Term Loan Facility was terminated upon consummation of the Plan by the Company on July 1, 2019.
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
Equity Backstop Agreement and Rights Offering
On April 25, 2019, the Debtors entered into the Equity Backstop Commitment Agreement, as subsequently amended (the “Equity Backstop”), among the Debtors and the equity backstop parties party thereto (the “Equity Backstop Parties”). The Equity Backstop provides that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, the Company will have the option to require the Equity Backstop Parties to backstop the common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with the $300 rights offerings for New Common Stock of Hexion Holdings (the “Rights Offering”) to be made in connection with the Plan (the “Unsubscribed Shares”) on a several, and not joint and several, basis. In consideration for their commitment to purchase the Unsubscribed Shares, the Equity Backstop Parties will be paid a Premium of 8% of the Rights Offering Amount (the “Equity Backstop Premium”), which premium was earned in full upon entry of the Equity Backstop Approval Order and which is payable either in Cash or in New Common Equity at the option of each Equity Backstop Party. Pursuant to the terms of the Equity Backstop, the Equity Backstop Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. The Company incurred $24 for the Equity Backstop Premium, which is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. The Company paid the Equity Backstop Premium on the Effective Date in accordance with the Plan.

Debt Backstop Agreement
On April 25, 2019, the Debtors entered into the Debt Backstop Commitment Agreement, as subsequently amended (the “Debt Backstop”), among the Debtors and the debt backstop parties party thereto (the “Debt Backstop Parties”). The Debt Backstop provides that upon satisfaction of certain terms and conditions, including the confirmation of the Plan, the Debt Backstop Parties will backstop the New Long-Term Debt on a several, and not joint and several, basis of an amount equal to such Debt Backstop Party’s commitment percentage, in exchange for (a) the Debt Backstop Premium of 3.375% of the backstop commitments thereunder payable either in Cash or in New Common Equity at the option of each Debt Backstop Party and (b) for certain Debt Backstop Parties, the Additional Debt Backstop Premium of 1.5% of the backstop commitments thereunder payable in Cash, both of which premiums (described in (a) and (b)) were earned in full upon entry of the Debt Backstop Approval Order. Pursuant to the terms of the Debt Backstop, the Backstop Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court. The Company incurred $80 for the Backstop Commitment Premium, which is included in “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. The Company paid the Debt Backstop Premium on the Effective Date in accordance with the Plan.

Pre-Petition Claims
On June 7, 2019, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Court, which were amended on June 14, 2019. Prior to the Company’s emergence from Chapter 11 bankruptcy on the Effective Date, all pre-petition amounts were classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and have either been settled or reinstated pursuant to the terms of the Plan. See Note 4 for more information.
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
Emergence from Chapter 11 Bankruptcy
On July 1, 2019, the Plan became effective and the Debtors emerged from the Chapter 11 proceedings.
On or following the Effective Date, and pursuant to the terms of the Plan, the following occurred:

•	The restructuring of the Debtors’ pre-petition funded debt obligations with the proceeds of $1,658 in new long-term debt (“New Long-term Debt”) (see Note 9);

•	A $300 Rights Offering for new common equity of Hexion Holdings;

•
A percentage of the Rights Offering was issued in the form of warrants (“New Warrants”), these warrants represented 15% of the Rights Offering which are exercisable for shares of Common Stock, issued by Hexion Holdings under the Plan, and referred to as New Warrants under the Plan (together with New Common Stock, “Registrable Securities”);

•	Certain of the Debtors entered into the $350 ABL Facility (see Note 9) ;

•	General unsecured claims being paid in full or otherwise continuing unimpaired;

•
Holders of claims with respect to the 1L Notes received their pro rata share of (a) cash in the amount of $1.450 billion (less the sum of adequate protection payments paid on account of the 1L Notes during the Chapter 11 cases), (b) 72.5% of new common equity of Hexion Holdings (“New Common Equity”) (subject to the Agreed Dilution), and (c) 72.5% of the rights to purchase additional New Common Equity pursuant to the Rights Offering. The dilution of the New Common Equity (“the Agreed Dilution”) resulted from the Rights Offering, the Management Incentive Plan (as defined in the Plan, 10% of the fully-diluted equity of Hexion Holdings is to be reserved for grant to key members of management and independent, non-employee members of the Board of Directors, (see Note 14 for further details on the Management Incentive Plan );

•
Holders of claims with respect to the 1.5L Notes, 2L Notes, and Unsecured Notes received their pro rata share of (a) 27.5% of the New Common Equity (subject to the Agreed Dilution) and (b) 27.5% of the rights to purchase additional New Common Equity pursuant to the Rights Offering;

•	Holders of equity interests (i.e., any class of equity securities) in TopCo received no distributions and all such Equity Interests being cancelled;

•	Reorganized Hexion issuing a $2.5 settlement note to the Consenting Sponsors; and

•	Appointment of a new board of directors.

Cancellation of Prior Common Stock

In accordance with the Plan, each share of the Predecessor Company’s common stock outstanding prior to the Effective Date, including treasury stock, were canceled. Furthermore, all of the Company’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect after the Effective Date. On the Effective Date, 100 new shares of common stock were issued at a par value of $0.01 to the Company’s new direct parent Hexion Intermediate in accordance with the Plan.

Issuance of New Common Stock

On the Effective Date, all previously issued and outstanding equity interests in TopCo were cancelled. Upon effectiveness of the Plan, Hexion Holdings issued 58,410,731 shares of a new class of common stock, par value $0.01 per share (“New Common Stock”), pursuant to the Rights Offering. The shares of New Common Stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization.

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

Under the Registration Rights Agreement, upon delivery of a written notice by one or more stockholders holding, individually or in the aggregate, at least a majority of the outstanding Registrable Securities and New Warrants, voting together (as if such New Warrants had been exercised), Hexion Holdings is required to file a registration statement and effect an initial public offering and listing of its common stock, so long as the total offering size is at least $100 (a “Qualified IPO”).

Hexion Holdings is also required to file a registration statement at any time following 180 days after the closing of a Qualified IPO upon the delivery of a written notice by one or more stockholders proposing to sell, individually or in the aggregate, at least $50 of Registrable Securities. In addition, under the Registration Rights Agreement, Hexion Holdings is required to file a shelf registration statement as soon as practicable following the closing of a Qualified IPO to register the resale, on a delayed or continuous basis, of all Registrable Securities that have been timely designated for inclusion by the holders (specified in the Registration Rights Agreement). Any individual holder or holders of our outstanding common stock party thereto can demand up to four “shelf takedowns” in any 12-month period which may be conducted in underwritten offerings so long as the total offering size is at least $50. Furthermore, each stockholder party to the Registration Rights Agreement has unlimited piggyback registration rights with respect to underwritten offerings, subject to certain exceptions and limitations.

The foregoing registration rights are subject to certain cutback provisions and customary suspension/blackout provisions. Hexion Holdings has agreed to pay all registration expenses under the Registration Rights Agreement.

Generally, “Registrable Securities” under the Registration Rights Agreement includes New Common Equity issued under the Plan, except that “Registrable Securities” does not include securities that have been sold under an effective registration statement or Rule 144 under the Securities Act.

4. Fresh Start Accounting
Upon emergence from bankruptcy, the Company applied fresh start accounting, in accordance with ASC 852, to its financial statements because (i) the holders of existing voting shares of the Predecessor Company prior to its emergence received less than 50% of the voting shares of the Successor Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting was applied to the Company’s consolidated financial statements as of the Emergence.
Under the principles of fresh start accounting, a new reporting entity was created, and, as a result, the Company allocated the reorganization value of the Company to its individual assets based on their estimated fair values in conformity with ASC 805, “Business Combinations”. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets was reported as goodwill. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements as of or prior to that date.
Reorganization Value
As set forth in the Plan of Reorganization and the Disclosure Statement, the enterprise value of the Successor Company was estimated to be between $2,900 and $3,300 as of the Effective Date. Based on the estimates and assumptions discussed below, the Company estimated the enterprise value to be $3,100 for financial reporting purposes, which is the mid-point of the range of enterprise value per the Plan of Reorganization.
The Company estimated the enterprise value of the Successor Company utilizing three valuation methods: a comparable public company analysis, a selected precedent transactions analysis, and a discounted cash flow (“DCF”) method. The comparable public company analysis is based on the enterprise values of selected publicly traded diversified chemical companies with operating and financial characteristics comparable to the Company. Under this methodology, certain financial multiples that measure financial performance and value are calculated for each selected company and then applied to imply an estimated enterprise value of the Company.
The selected precedent transaction analysis is based on the implied enterprise values of companies and assets involved in publicly disclosed merger and acquisition transactions which the targets had operating and financial characteristics comparable to certain respects of the Company. Under this methodology, a multiple is derived using the enterprise value of each such target, calculated as the consideration paid and the net debt assumed in the merger or acquisition transaction relative to a financial metric, in this case, EBITDA (earnings before interest, income taxes, depreciation and amortization) for the Company, for the last twelve month period which financial results have been publicly announced. Utilizing these multiples a reference range was created to imply an estimated enterprise value range.
The DCF analysis is a forward-looking enterprise valuation methodology that estimates fair value by calculating the present value of expected future cash flows to be generated plus a present value of the estimated terminal value. The Company established a five year estimate of future cash flows based on the financial projections and assumptions utilized in the Company’s disclosure statement, which were derived from earnings forecasts and assumptions regarding growth and margin projections. A terminal value was included, and was calculated using the constant growth method based on the projected cash flows of the final year of the forecast period. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have a significant effect on the determination of the Company’s enterprise value. The assumptions used in the calculations for the DCF analysis included projected revenue, cost and cash flows representing the Company’s best estimates at the time the analysis was prepared. The DCF analysis has various complex considerations and judgments, including the discount rate and all of the other projections, etc. Due to the unobservable inputs to the valuation, the fair value would be considered Level 3 in the fair value hierarchy.
The estimated enterprise value is not necessarily indicative of the actual value and the financial results; changes in the economy or the financial markets could result in a different enterprise value. The calculated enterprise value relies on all three of the methodologies listed above collectively. The actual value of the business is subject to certain uncertainties and contingencies that are difficult to predict and will fluctuate with changes in various factors affecting the financial conditions and prospects of such a business.
The discount rate for each reporting unit was estimated based on an after-tax weighted average cost of capital (“WACC”) reflecting the rate of return that would be expected by a market participant and ranged between approximately 11% and 19%. The WACC also takes into consideration a company-specific risk premium, reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.
The fair value of debt obligations represents $97 of debt payable within one year and $1,733 of long-term debt. The fair value of long-term debt was determined based on a market approach utilizing current market yields and was estimated to be approximately 100% of par value.
The fair value of pension liabilities of $239 was determined based upon assumptions related to discount rates and expected return on assets, as well as certain other assumptions related to various demographic factors.

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date:

Enterprise value	$3,100
Plus: Total cash	125
Plus: Fair value of non-debt and non-pension liabilities
Current liabilities	540
Long-term liabilities	527
Total non-debt and non-pension liabilities	1,067
Reorganization value of Successor assets	$4,292

The fair value of non-debt and non-pension liabilities represents the total liabilities, less debt payable within one year, long-term debt and pension obligations, of the Successor Company as of the Effective Date.

Condensed Consolidated Statement of Financial Position
The following balance sheet illustrates the impacts of the implementation of the Plan and the application of fresh start accounting, which results in the opening balance sheet of the Successor Company.

As of July 1, 2019 (in millions, except share data)	Predecessor Company	Reorganization Adjustments(a)		Fresh Start Adjustments(q)		Successor Company
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15)	$96	$29	(b)	$—		$125
Accounts receivable (net of allowance for doubtful accounts of $16 and $0, respectively)	499	—		6	(r)	505
Inventories:
Finished and in-process goods	242	—		29	(s)	271
Raw materials and supplies	109	—		—		109
Other current assets	69	2	(c)	—		71
Total current assets	1,015	31		35		1,081
Investment in unconsolidated entities	20	—		(3)	(t)	17
Deferred tax assets	—	12	(d)	(4)	(u)	8
Other long-term assets	42	4	(e)	2	(v)	48
Property and equipment:
Land	90	—		23	(w)	113
Buildings	287	—		(119)	(w)	168
Machinery and equipment	2,320	—		(994)	(w)	1,326
	2,697	—		(1,090)		1,607
Less accumulated depreciation	(1,870)	—		1,870	(w)	—
	827	—		780		1,607
Operating lease assets	95	—		39	(x)	134
Goodwill	108	—		70	(y)	178
Other intangible assets, net	24	—		1,195	(z)	1,219
Total assets	$2,131	$47		$2,114		$4,292
Liabilities and Deficit
Current liabilities:
Accounts payable	$293	$56	(a)	$—		$349
Debt payable within one year	438	(343)	(f)	2	(aa)	97
Interest payable	7	(5)	(g)	—		2
Income taxes payable	6	11	(h)	—		17
Accrued payroll and incentive compensation	38	—		—		38
Current portion of operating lease liabilities	21	—		7	(x)	28
Financing fees payable	104	(104)	(i)	—		—
Other current liabilities	106	5	(j)	—		111
Total current liabilities	1,013	(380)		9		642
Long-term liabilities:
Liabilities subject to compromise	3,672	(3,672)	(k)	—		—
Long-term debt	90	1,622	(l)	21	(aa)	1,733
Long-term pension and post employment benefit obligations	184	33	(a)	44	(ab)	261
Deferred income taxes	15	1	(m)	163	(ac)	179
Operating lease liabilities	74	—		17	(x)	91
Other long-term liabilities	164	72	(n)	(6)	(r)	230
Total liabilities	5,212	(2,324)		248		3,136
Equity (Deficit)
Common stock (Successor)	—	—	(o)	—		—
Paid-in capital (Successor)	—	1,157	(o)	—		1,157
Common stock (Predecessor)	1	(1)	(p)	—		—
Paid-in capital (Predecessor)	526	(526)	(p)	—		—
Treasury stock (Predecessor), at cost—88,049,059 shares at December 31, 2018	(296)	296	(p)	—		—
Accumulated other comprehensive loss	(26)	—		26	(ad)	—
Accumulated deficit	(3,285)	1,445	(p)	1,840	(ad)	—
Total Hexion Inc. equity (deficit)	(3,080)	2,371		1,866		1,157
Noncontrolling interest	(1)	—		—		(1)
Total equity (deficit)	(3,081)	2,371	(o)	1,866		1,156
Total liabilities and equity (deficit)	$2,131	$47		$2,114		$4,292

Reorganization Adjustments

(a)
The reorganization adjustments column reflects adjustments related to the consummation of the Plan, including the settlement of liabilities subject to compromise and related payments, other distributions of cash, issuance of new shares of common stock and the cancellation of the common equity of the Predecessor Company, as discussed in Note 3.

The following is a calculation of the total pre-tax gain on the settlement of the liabilities subject to compromise:

Liabilities subject to compromise (“LSTC”) (see (k) below)	$3,672
Repayment of 1st Lien Notes	(1,383)
Liabilities reinstated at emergence:
Accounts payable	(56)
Pension and other post employment benefit obligations	(33)
Other current liabilities	(19)
Other long-term liabilities	(32)
Total liabilities reinstated at emergence	(140)
Fair value of equity issued in exchange for debt:
Fair value of equity	(1,156)
Less: Proceeds from Rights Offering	300
Total fair value of equity issued in exchange for debt	(856)
Gain on settlement of LSTC	$1,293
(b)    Reflects the net cash received as of the Effective Date from implementation of the Plan:

Sources:
Proceeds from the Rights Offerings	$300
Proceeds from the Senior Notes	450
Proceeds from the Senior Secured Term Loan	1,196
Release of utility deposit	1
Total sources	1,947
Uses:
Repayment of 1st Lien Notes	(1,383)
Repayment of DIP Term Loan Facility	(350)
Repayment of DIP Term Loan interest	(5)
Debt and Equity Backstop premiums	(104)
Financing fees	(19)
Success fees at emergence	(31)
Other professional fees	(26)
Total uses	(1,918)
Net cash received	$29

(c)	Represents $3 of excess professional fees due to the Company offset by $1 for the settlement of certain amounts owed during reorganization.

(d)
Reflects the adjustment to release the valuation allowance on deferred tax assets for certain non-U.S. subsidiaries which management believes more likely than not will be realized as a result of reorganization.

(e)    Reflects the adjustments to capitalize the ABL Facility financing fees incurred upon emergence.

(f)	Reflects the adjustments made on the Effective Date to repay $350 in outstanding DIP Term Loans and to incur $7 for the current portion of the new Senior Secured Term Loan (see Note 9).

(g)	On the Effective Date, the Company repaid $5 of accrued unpaid interest on the DIP Term Loan Facility.

(h)	Reflects the adjustment to record income taxes payable as a result of reorganization.

(i)	On the Effective Date, the Company paid $24 of Equity Backstop premiums to the parties participating in the Rights Offering and $80 of Debt Backstop premiums. See Note 3 for more information.

(j)
Represents $19 of other current liabilities that were reclassified from “Liabilities subject to compromise” and $12 of other current liabilities incurred as a result of emergence offset by $26 of professional fees paid at emergence.

(k)
Liabilities subject to compromise represent unsecured liabilities incurred prior to the Petition Date. As a result of the Bankruptcy Petitions, actions to enforce or otherwise effect payment of pre-petition liabilities were generally stayed. These liabilities represent the amounts which have been allowed on known claims which were resolved through the Chapter 11 process, and have been approved by the Court as a result of the Confirmation Order.

The following table summarizes pre-petition liabilities that are classified as “Liabilities subject to compromise” in the unaudited Condensed Consolidated Balance Sheets:

June 30, 2019
Debt	$3,420
Interest payable	99
Accounts payable	56
Environmental reserve	43
Pension and other post employment benefit obligations	33
Dividends payable to parent	13
Other	8
Total	$3,672

(l)
Represents the issuance of the new Senior Term Loan due 2026 of $1,208 and the new Senior Secured Notes due 2027 of $450 offset by $12 of debt discounts and $17 of debt issuance costs of which $7 is classified as “Debt due within one year” on the Condensed Consolidated Balance Sheets. The term loan and notes were recorded at estimated fair value, which was determined based on a market approach utilizing current yield.

(m)	Represents deferred tax activity associated with emergence.

(n)	Reflects the adjustments made to reclassify $32 of other long-term liabilities from “Liabilities subject to compromise” and to record $40 of tax liability as a result of emergence.
(o)     The following table reconciles the enterprise value to the estimated fair value of the Successor equity as of the Emergence Date:

Enterprise value	$3,100
Plus: Total cash	125
Less: Fair value of new debt	(1,646)
Less: Fair value of remaining debt obligations	(184)
Less: Pension obligations	(239)
Fair value of equity	1,156
Plus: Fair value of noncontrolling interest	1
Fair value of Successor paid-in capital	$1,157
At the Effective Date, 100 shares of Common Stock of Hexion Inc. held by new direct parent Hexion Intermediate were issued and outstanding at a par value of $0.01 per share.
(p)    Reflects the cumulative impact of the reorganization adjustments discussed above:

Gain on settlement of LSTC	$1,293
Success and other fees recognized at emergence	(39)
Net gain on reorganization adjustments(1)	1,254
Tax impact on reorganization adjustments	(40)
Cancellation of Predecessor common stock	1
Cancellation of Predecessor additional paid-in capital	526
Cancellation of Predecessor treasury stock	(296)
Net impact to Accumulated Deficit	$1,445
(1)    The net gain on reorganization adjustments has been included in “Reorganization items, net” in the Condensed Consolidated Statements of Operations.
Fresh Start Adjustments

(q)
The Fresh Start Adjustments column reflects adjustments required to record the assets and liabilities of the Company at fair value, including the elimination of the accumulated deficit and accumulated other comprehensive (loss) of the Predecessor Company.

(r)
Reflects the adjustments made to Predecessor deferred revenue in situations where it has been determined the Successor Company has no remaining legal performance obligation related to the arrangement that give rise to the deferred revenue for the Predecessor Company.

(s)
Reflects the adjustment made to record finished goods inventory at its estimated fair value, which was determined based on the current acquisition cost, including disposal and holding period costs and a reasonable profit margin less costs to sell.

(t)	Reflects the adjustments made to record the Predecessor Company’s investments in unconsolidated subsidiaries at fair value utilizing a cost approach method.

(u)
Reflects the deferred tax asset impact of the fresh start adjustments, resulting primarily from the book adjustment made to foreign property, plant, and equipment and intangibles that increased the future taxable temporary differences recorded.

(v)	Reflects the adjustments required to record the Predecessor Company’s long-term assets at fair value.

(w)
Reflects the adjustments made to record property, plant and equipment at its estimated fair value and eliminate Predecessor depreciation. Depreciable lives were also revised to reflect the remaining estimated useful lives of the related property, plant and equipment, which range from 1 to 39 years. Fair value was determined as follows:

•
The market, sales comparison or trended cost approach was utilized to estimate fair value for land and buildings. This approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price.

•
The cost approach was utilized to estimate fair value for machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current market prices, with adjustments in value for physical deterioration and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors.

Depreciable lives were revised to reflect the remaining estimated useful lives as follows (in years):

Buildings	9 to 39 years
Machinery and equipment	1 to 20 years

(x)
Reflects $25 of adjustments made to bring the right-of-use operating leased assets and their associated liabilities to fair value utilizing an average discount rate of approximately 6% and to record favorable leasehold interests of $14, which were valued using a rental analysis approach based on (i) fair market rent was determined based on rates for facilities comparable to the Company’s properties, (ii) discount rates ranging from 8.0% to 12.0%, which were based on the after-tax WACC; and (iii) market rental growth rates ranging from 0.0% to 5.0%.

(y)
Reflects the adjustments made to record the elimination of the Predecessor goodwill balance of $108 and to record the Successor goodwill of $178, which represents the reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets.

(z)
Reflects the adjustments made to eliminate the Predecessor Company’s other intangible assets of $24 and to record $1,219 in estimated fair value of Successor other intangible assets. Fair value was comprised of the following:

•	Customer related intangible assets of $968 were valued using the multi-period excess earnings income approach based on the following significant assumptions;

i.	Forecasted net sales and profit margins attributable to the current customer base through the applicable economic useful life;

ii.	Attrition rates ranging from 0.5% to 5.0%;

iii.	Discount rates ranging from 13.0% to 17.5%, which were based on the after-tax WACC; and

iv.	Economic lives of 20 to 25 years.

•	Trademarks of $141 were valued using the relief from royalty income approach based on the following significant assumptions:

i.	Forecasted net sales attributable to the trademarks through the applicable economic useful life;

ii.	Royalty rates ranging from 0.2% to 2.0% of expected net sales determined with regard to comparable market transactions and profitability analysis;

iii.	Discount rates ranging from 11.0% to 16.5%, which were based on the after-tax weighted average cost of capital (“WACC”); and

iv.	Economic lives ranging from 15 to 20 years.

•	Technology based intangible assets of $110 were valued used the relief from royalty income approach based on the following significant assumptions:

i.	Forecasted net sales attributable to the respective technologies through the applicable economic useful life;

ii.
Royalty rates ranging from 0.5% to 2.25% of expected net sales determined with regard to expected cash flows of respective technologies and the overall importance of respective technologies to product offering

iii.	Discount rates ranging from 11.0% to 16.5%, which were based on the after-tax WACC; and

iv.	Economic lives of 15 years.

(aa)	Reflects the adjustments made to bring various sale-leaseback financing arrangements to fair value and to revalue debt obligations.

(ab)
Reflects the remeasurement of the Predecessor Company’s pension liabilities. The increase in pension liabilities was driven by reductions in discount rates and changes in other actuarial assumptions as of the Effective Date, primarily impacting our unfunded German pension plans.

(ac)
Represents the deferred tax liability impact of the fresh start adjustments, resulting primarily from the book adjustment made to foreign property, plant, and equipment and intangibles that increased the future taxable temporary differences recorded.

(ad)    Reflects the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive income:

Establishment of Successor goodwill	$178
Elimination of Predecessor goodwill	(108)
Establishment of Successor other intangible assets	1,219
Elimination of Predecessor other intangible assets	(24)
Inventory fair value adjustments	29
Property, plant and equipment fair value adjustment	780
Pension liability fair value adjustment	(44)
Other assets and liabilities fair value adjustment	3
Elimination of Predecessor Company accumulated other comprehensive income	(26)
Net gain on fresh start adjustments(1)	2,007
Tax impact on fresh start adjustments	(167)
Net impact on accumulated deficit	$1,840
(1)    The net gain on fresh start adjustments has been included in “Reorganization items, net” in the Condensed Statements of Operations.
5. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Petitions, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments are classified as “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. The following table summarizes reorganization items:

	Successor	Predecessor	Successor	Predecessor
	July 2, 2019 through September 30, 2019	July 1, 2019	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Net gain on reorganization adjustments (see Note 4)	$—	$(1,254)	$—	$(1,254)
Net gain on fresh start adjustments (see Note 4)	—	(2,007)	—	(2,007)
Financing fees	—	—	—	104
Professional fees	—	—	—	39
DIP ABL Facility fees	—	—	—	13
Total	$—	$(3,261)	$—	$(3,105)

6. Restructuring & Business Realignment
Restructuring Activities
In November 2017, the Company initiated new restructuring actions with the intent to optimize its cost structure. As of September 30, 2019, $26 of one-time cash costs have been incurred for these restructuring activities, consisting primarily of workforce reduction costs, and no additional costs are expected to be incurred related to the 2017 programs. All costs for these restructuring activities were incurred in the predecessor period.
The following table summarizes restructuring information by reporting segment:

	Epoxy, Phenolic and Coating Resins	Forest Products Resins	Corporate and Other	Total
Total restructuring costs incurred through September 30, 2019	14	8	4	26

Predecessor
Accrued liability at December 31, 2018	$2	$2	$2	$6
Restructuring charges	1	—	—	1
Payments	(2)	(1)	(1)	(4)
Accrued liability at July 1, 2019	$1	$1	$1	$3
Successor
Accrued liability at July 2, 2019	$1	$1	$1	$3
Restructuring charges	—	—	—	—
Payments	—	—	(1)	(1)
Accrued liability at September 30, 2019	$1	$1	$—	$2
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
7. Related Party Transactions
Transactions with Apollo
As of the Company’s emergence from bankruptcy on July 1, 2019, Apollo is no longer a related party to the Company. The below disclosures are through July 1, 2019 and only reflect the time period when Apollo was a related party.
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
During the three and nine months ended September 30, 2018, the Company recognized expense under the Management Consulting Agreement of $1 and $2, respectively. This amount is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations. In conjunction with the Company’s Chapter 11 proceedings and the Support Agreement filed on April 1, 2019, Apollo agreed to waive its annual management fee for 2019. In connection with the Company’s emergence from Chapter 11, the Management Consulting Agreement was terminated pursuant to the Confirmation Order, as of the Effective Date.
Support Agreement
Pursuant to the Support Agreement, Apollo will receive a $2.5 senior unsecured note maturing on March 31, 2020, payable upon the earlier of the maturity date or an initial public offering or listing on NYSE or NASDAQ.

Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to various Apollo affiliates. These sales were $1 for both the Predecessor period January 1, 2019 through July 1, 2019 and three months ended September 30, 2018 and $2 for the nine months ended September 30, 2018. Accounts receivable from these affiliates were less than $1 at December 31, 2018.
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
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2018 the Company incurred approximately $23 of net costs for shared services and MPM incurred approximately $17 of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2018 were net billings from Hexion to MPM of $11 to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage. The Company had accounts receivable from MPM of $2 at December 31, 2018.
Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. There were no products sold during the Predecessor period January 1, 2019 through July 1, 2019 or the three months ended September 30, 2018 and during the nine months ended September 30, 2018 the Company sold less than $1 of products to MPM. During the nine months ended September 30, 2019 and 2018, the Company earned less than $1 from MPM as compensation for acting as distributor of products. The Company had $3 of accounts payable to MPM as of December 31, 2018. Refer to the below table for the summary of the purchases of products with MPM:

	Predecessor
	Three Months Ended September 30, 2018	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2018
Purchases from MPM (1)	$9	$10	$25
(1)      Purchases from MPM are through May 15, 2019 and only reflect the time period when MPM was a related party
Other Transactions and Arrangements
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Successor	Predecessor
	July 2, 2019 through September 30, 2019	Three Months Ended September 30, 2018	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2018
Sales to joint ventures(1)	$—	$1	$2	$7
Purchases from joint ventures(1)	1	<1	2	5
(1)     There were no sales to joint ventures or purchases from joint ventures for the Predecessor period July 1, 2019.

	Successor	Predecessor
	September 30, 2019	December 31, 2018
Accounts receivable from joint ventures	$—	$2
Accounts payable to joint ventures	1	<1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $8 and $7 as of September 30, 2019 and December 31, 2018, respectively, from its unconsolidated forest products joint venture in Russia.

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

Recurring Fair Value Measurements
As of September 30, 2019, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $1, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the Successor period July 2, 2019 through September 30, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and for the nine months ended September 30, 2018.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2019 and December 31, 2018, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Forward Contract
On June 26, 2019, the Predecessor Company entered into a foreign exchange forward contract (the “FX Contract”) to manage the foreign currency risk associated with the Euro denominated tranche of the new Term Loan Facility in an aggregate notional amount of €425M, in connection with the completion of the Plan on July 1, 2019 (see Note 9). The FX Contract committed the counterparty to exchange Euro denominated currency for U.S. dollar currency on July 1, 2019, the funding date of the Term Loan Facility. At the funding date, the FX Contract realized a mark-to-market loss of $1 within the Company’s Condensed Consolidated Statement of Operations, which was measured using Level 2 inputs.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
Successor		Level 1	Level 2	Level 3	Total
September 30, 2019
Debt	$1,789	$—	$1,721	$63	$1,784
Predecessor
December 31, 2018
Debt	$3,815	$—	$2,679	$66	$2,745
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Level 3 amounts represent finance leases and sale leaseback financing arrangements whose fair value is determined through the use of present value and specific contract terms. The carrying amount and fair value of the Company’s debt is exclusive of unamortized deferred financing fees. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are classified as Level 1 and are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

9. Debt Obligations
Debt outstanding at September 30, 2019 and December 31, 2018 is as follows:

	Successor		Predecessor
	September 30, 2019		December 31, 2018
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility (Predecessor)	$—	$—	$—	$137
ABL Facility (Successor)	—	—	—	—
Senior Secured Term Loan - USD due 2026 (includes $7 of unamortized debt discount)	709	7	—	—
Senior Secured Term Loan - EUR due 2026 (includes $5 of unamortized debt discount)	459	—	—	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	—	—
Senior Secured Notes:
6.625% First-Priority Senior Secured Notes due 2020	—	—	—	1,550
10.00% First-Priority Senior Secured Notes due 2020	—	—	—	315
10.375% First-Priority Senior Secured Notes due 2022	—	—	—	560
13.75% Senior Secured Notes due 2022	—	—	—	225
9.00% Second-Priority Senior Secured Notes due 2020	—	—	—	574
Debentures:
9.2% debentures due 2021	—	—	—	74
7.875% debentures due 2023	—	—	—	189
Other Borrowings:
Australia Facility due 2021	27	3	30	4
Brazilian bank loans	8	33	12	41
Lease obligations (1)	49	14	56	10
Other	—	30	1	37
Total	$1,702	$87	$99	$3,716

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
The obligations of the Company under the ABL Facility are unconditionally guaranteed by the Company’s direct parent, Hexion Intermediate, and each of the Company’s existing and future wholly-owned material U.S. subsidiaries, which the Company refers to as the “U.S. ABL Guarantors.” In addition, all obligations of the foreign subsidiary borrowers under the ABL Facility are guaranteed by the U.S. ABL Guarantors and certain other direct and indirect wholly-owned foreign subsidiaries, which the Company refers to collectively as the “Foreign ABL Guarantors” and, together with the U.S. ABL Guarantors, the “ABL Guarantors.”
In addition, the ABL Facility requires the Company to maintain a minimum fixed charge coverage ratio at any time when the excess availability is less than the greater of (x) $30 and (y) 10.0% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. In that event, the Company must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company was in compliance with all ABL Facility provisions as of September 30, 2019.
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
The Term Loan Facility will mature on July 1, 2026 and bears interest based on (i) in the case of the USD tranche, at the Company’s option, an adjusted LIBOR rate or an alternate base rate, in each case plus an applicable margin equal to 3.50% or, in the case of the alternate base rate, 2.50% and (ii) in the case of the EUR tranche, EURIBOR plus an applicable margin equal to 4.00%. As of September 30, 2019, the effective interest for the Company’s Term Loan Facility on the USD tranche and EUR tranche was 5.82% and 4.00%, respectively.
The obligations of the Company under the Term Loan Facility are unconditionally guaranteed by Hexion Intermediate and each of the Company’s existing and future wholly owned material U.S. subsidiaries, which subsidiaries the Company refers to collectively as “U.S. Term Guarantors”. In addition, all obligations of the Dutch Term Loan Borrower under the Term Loan Facility are guaranteed by Hexion Intermediate, the Company, the U.S. Term Guarantors and certain other direct and indirect wholly-owned foreign subsidiaries, which foreign subsidiaries the Company collectively refers to as the “Foreign Term Guarantors” (together with the U.S. Term Guarantors, the “Subsidiary Term Guarantors” and, together with Hexion Intermediate, the “Term Guarantors”).

The Credit Facilities contain among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. The Credit Facilities also contain certain other customary affirmative covenants and events of default. If the Company fails to perform its obligations under these and other covenants, the Credit Facilities could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Facilities could be declared immediately due and payable. There were no covenant violations or events of default as of September 30, 2019.
Indenture and 7.875% Senior Notes due 2027
The Company entered into an indenture, dated as of July 1, 2019 (the “Indenture”), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, and issued $450 aggregate principal amount of 7.875% Senior Notes due 2027 (the “Senior Notes”) thereunder. The Senior Notes are guaranteed on a senior basis by the Company’s existing domestic subsidiaries that guarantee its obligations under its Credit Facilities (as defined below) (the “Guarantors”) on a full and unconditional basis. The following is a brief description of the material provisions of the Indenture and the Senior Notes.
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

Subsequent events
Interest Rate Swap
On October 10, 2019, the Company executed an interest rate swap syndication agreement with Credit Suisse International where Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, effective January 1, 2020 and expiring January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the total $725 of the Company’s variable rate Senior Secured Term Loan denominated in USD. The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge for hedge accounting under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). Hedge accounting under ASC 815 required the Company to formally document at inception the relationship between the hedging instrument and the hedged item, the risk management objective, strategy and the evaluation of effectiveness of the hedged transaction. For the Hedge, the Company will record changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to Consolidated Statement of Operations in the same period that the hedged transaction affects net income and in the same Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
Interest Rate Cap
On October 22, 2019, the Company executed an interest rate cap derivative instrument for a premium amount of less than $1. The objective of this instrument is to partially eliminate the variability of cash flows in future interest payments for a notional amount of $375 of its variable rate Senior Secured Term Loan when 3-month LIBOR is above 2.50%. This transaction becomes effective January 1, 2020 and expires January 1, 2023. This instrument is a derivative under ASC 815 that does not qualify for hedge accounting and as a result, changes in fair value will be recognized within earnings in the Consolidated Statement of Operations throughout the term of the instrument.
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
Lease Costs
The table below summarizes the lease costs for the for the Successor period July 2, 2019 through September 30, 2019 and the Predecessor periods July 1, 2019 and January 1, 2019 through July 1, 2019:

	Classification	Successor	Predecessor(1)
		July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Operating lease expense	Operating (loss) income	$9	$18
Short-term lease expense	Operating (loss) income	1	5
Amortization expense	Operating (loss) income	<1	1
Interest expense from financing leases	Interest expense, net	<1	<1
Variable lease expense	Operating (loss) income	1	2

(1)	For the Predecessor period July 1, 2019 the Company recorded expense of less than $1 for operating leases, short-term leases, variable leases, amortization or interest from finance leases.

Balance Sheet Classification
The table below presents the lease-related assets and liabilities recorded on the unaudited Condensed Consolidated Balance Sheet:

Successor
	Classification	September 30, 2019(1)
Assets:
Operating(1)	Operating lease assets	$125
Finance(2)	Machinery and Equipment	10
Total leased assets		$135
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$23
Finance	Debt payable within one year	4
Noncurrent
Operating	Operating lease liabilities	88
Finance	Long-term debt	4
Total leased liabilities		$119
(1)    Operating lease assets include $14 of favorable leasehold interests as of September 30, 2019.
(2)    Finance lease assets are recorded net of accumulated amortization for the Successor Period of less than $1 as of September 30, 2019.
Other Lease Information
Cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the Successor period July 2, 2019 through September 30, 2019 and the Predecessor period January 1, 2019 through July 1, 2019. The table below presents other cash consideration detail for the Successor period July 2, 2019 through September 30, 2019 and the Predecessor period January 1, 2019 through July 1, 2019:

	Successor	Predecessor(1)
	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Cash paid for finance leases	$1	$2
Right-of-use assets obtained in exchange for operating lease	1	1
Right-of-use assets obtained in exchange for finance lease obligations	—	3

(1)	For the Predecessor period July 1, 2019 there was no cash paid for finance or operating leases and no right-of-use assets were obtained in exchange for operating lease obligations.
The tables below present supplemental information related to leases as of September 30, 2019:

Successor	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	10.2
Finance leases	2.0
Weighted-average discount rate
Operating leases	5.81%
Finance leases	10.00%

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Successor Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2019:

Year	Minimum Rentals Under Operating Leases	Minimum Payments Under Finance Leases(1)
Remaining three months of 2019	$9	$1
2020	27	5
2021	21	2
2022	14	—
2023	10	—
2024 and thereafter	67	1
Total lease payments	$148	$9
Less: Amount representing interest	37	1
Present value of lease liabilities	$111	$8

(1)	Amounts exclude sale leaseback financing arrangements which are not considered leases under Topic 842.
Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a retrospective adoption method at January 1, 2019. See Note 2 for more information. The following is the minimum lease commitments under the previous lease guidance (ASC 840) as of December 31, 2018, as disclosed in the Predecessor Company’s most recent Annual Report on Form 10-K.

Predecessor
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

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2019 and December 31, 2018:

	Liability		Range of Reasonably Possible Costs at September 30, 2019
	Successor	Predecessor	Successor
Site Description	September 30, 2019	December 31, 2018	Low	High
Geismar, LA	$12	$13	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	5	5	5	14
Currently-owned	6	6	4	10
Formerly-owned:
Remediation	23	22	19	39
Monitoring only	1	1	1	4
Total	$50	$50	$40	$95
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2019, $18 has been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities” within the Successor Company’s unaudited Condensed Consolidated Balance Sheets. At December 31, 2018, $11 has been included in “Other current liabilities” in the Predecessor Company’s unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2019:
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

Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with the Company’s former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement in 2016 with the current site owner and a past site owner, pursuant to which the Company paid $10 for past remediation costs and accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $13. The final costs to the Company will depend on natural variations in remediation costs, including unforeseen circumstances, agency requests, new contaminants of concern and the ongoing financial viability of the other PRPs.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $2, respectively, at September 30, 2019 and December 31, 2018 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2019 and December 31, 2018, $3 and $2, respectively, have been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
12. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating (income) expense, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. Following are the components of net benefit cost recognized by the Company for July 2, 2019 through September 30, 2019, July 1, 2019, three months ended September 30, 2018, July 2, 2019 through September 30, 2019, January 1, 2019 through July 1, 2019 and for the nine months ended September 30, 2018 :

	Pension Benefits
	Successor		Predecessor
	July 2, 2019 through September 30, 2019		July 1, 2019		Three Months Ended September 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$—	$—	$1	$4
Interest cost on projected benefit obligation	1	1	—	—	1	3
Expected return on assets	(3)	(2)	—	—	(3)	(4)
Net expense (benefit)	$(1)	$2	$—	$—	$(1)	$3

	Pension Benefits
	Successor		Predecessor
	July 2, 2019 through September 30, 2019		January 1, 2019 through July 1, 2019		Nine Months Ended September 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$2	$7	$2	$13
Interest cost on projected benefit obligation	1	1	4	4	5	8
Expected return on assets	(3)	(2)	(6)	(6)	(10)	(10)
Net expense (benefit)	$(1)	$2	$—	$5	$(3)	$11

Non-Pension Postretirement Benefits
	Successor		Predecessor
	July 2, 2019 through September 30, 2019		July 1, 2019		Three Months Ended September 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	—	—	—	—	—	1
Expected return on assets	—	—	—	—	—	—
Net expense (benefit)	$—	$—	$—	$—	$—	$1

Non-Pension Postretirement Benefits
	Successor		Predecessor
	July 2, 2019 through September 30, 2019		January 1, 2019 through July 1, 2019		Nine Months Ended September 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	—	—	—	—	—	1
Expected return on assets	—	—	—	—	—	—
Net expense (benefit)	$—	$—	$—	$—	$—	$1
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
The Company received gross cash consideration for the ATG business in the amount of $49, which was used for general corporate purposes. The Company recorded a gain on this disposition of $44 which is included in “Gain on disposition” in the Predecessor Company’s unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018.
14. Stock Based Compensation
Cancellation and Expiration of Outstanding Equity Awards
As of the Effective Date, in conjunction with the Company’s emergence from Chapter 11, all outstanding unvested unit options and restricted deferred units of the Predecessor Company’s parent company, TopCo, were canceled, effective immediately (See Note 3 for more information). There was no financial statement impact as a result of these cancellations.

Successor Company Stock Based Awards
The following is a summary of the new stock based compensation plans issued on Emergence and their related outstanding shares as of September 30, 2019:

Plan Name	Shares Outstanding	Plan Expiration	Vesting Terms/Status	Option Term	Number of Shares Authorized
Hexion Holdings Corporation 2019 Omnibus Incentive Plan		August 2029		10 years	7,635,389
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”):
2019 Grant
RSUs	1,034,100		Time-vest ratably over 3 years, but must be employed on July 1, 2022 in order to receive shares; Accelerated vesting upon change in control.
PSUs	2,412,894
Performance based: Step vest over 4 years based on a 20 consecutive trading-day volume weighted average price per share from $20 to $30 per share. PSUs that vest by June 30, 2022 will be settled in July 2022 and remaining PSUs that vest by June 30, 2023 will be settled in July 2023.

Summary of Plans
On August 8, 2019, the Board of Directors of Hexion Holdings approved the Hexion Holdings Corporation 2019 Omnibus Incentive Plan (the “2019 Incentive Plan”), whereby Hexion Holdings is reserving shares of Class B Common Stock, par value $0.01 per share, representing 10% of Hexion Holding’s fully diluted equity as of the date of approval of the 2019 Incentive Plan, for issuance to employees, directors, and other key service providers in connection with stock options, restricted stock units, performance-based stock units and other equity-based awards (such as performance stock units) to be awarded from time to time as the Board determines. The restricted and performance stock units are deemed to be equivalent to one share of common stock of Hexion Holdings. The awards contain restrictions on transferability and other typical terms and conditions.
Restricted Share Units
In September 2019, Hexion Holdings granted RSUs that time vest over three years with an aggregate grant date fair value of approximately $16. Compensation cost is recognized equally over the 3 year service period. For certain retirement eligible associates, the stock-based compensation cost is accelerated according to the plan documents.
Performance Share Units
In September 2019, Hexion Holdings granted PSUs with market conditions with an aggregate grant date fair value of approximately $29. The fair value was estimated at the grant date using a Monte Carlo valuation method. The Monte Carlo valuation method requires the use of a range of assumptions that include the risk-free interest rates of 1.49% to 1.87% and expected volatility rates ranged from 39% to 60%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 3.8 years. The PSUs step vest over four years upon the achievement of the pre-established goals by the end of the fourth year of the term. As of September 30, 2019, the market conditions have not been met and no PSUs have vested. Compensation cost will be recognized over 3.8 years and adjusted accordingly as vesting conditions are met. For certain retirement eligible associates, the stock-based compensation cost is accelerated according to the plan documents.
Financial Statement Impact
Although the 2019 Incentive Plan was issued by Hexion Holdings, the underlying share-based compensation cost represents compensation costs paid for by Hexion Holdings on Hexion’s behalf, as a result of the employees’ service to Hexion. The compensation costs for RSUs and PSUs are recorded over the requisite service period on a graded-vesting basis and over the derived service period, respectively.
Share-based compensation costs are recognized, net of actual forfeitures, over the requisite service period on a graded-vesting basis for RSUs. Stock-based compensation cost is recognized, net of forfeitures, over the requisite service period on a graded-vesting basis over the derived service period for PSUs. The Company adjusts compensation expense periodically for forfeitures. Stock based compensation costs are included in “Other non-cash adjustments” on the Condensed Consolidated Statements of Cash Flows.

The Company recognized $5 share-based compensation costs for the period from July 2, 2019 through September 30, 2019 and there were no share-based compensation costs for the period from January 1, 2019 through July 1, 2019, three months ended September 30, 2018 and nine months ended September 30, 2018, respectively. The amounts are included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations.
As of September 30, 2019 the Company has 1,034,100 shares of nonvested RSUs with a weighted average grant date fair value of $15.37 per share and 2,412,894 shares of nonvested PSUs with a weighted average grant date fair value of $11.97 per share. As of September 30, 2019 there were no restricted or performance share units forfeited.
15. Segment Information
The Company’s business segments are based on the products that the Company offers and the markets that it serves. At September 30, 2019, the Company had three reportable segments: Forest Products Resins; Epoxy, Phenolic and Coating Resins; and Corporate and Other. A summary of the major products of the Company’s reportable segments follows:

•	Forest Products Resins: forest products resins and formaldehyde applications

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates and phenolic specialty resins and molding compounds

•
Corporate and Other: primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses.

Reportable Segments
Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses not allocated to continuing segments.
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

Following is net sales by reportable segment disaggregated by geographic region:

	Successor			Predecessor
	July 2, 2019 through September 30, 2019			July 1, 2019			Three Months Ended September 30, 2018
	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total
North America	$248	$206	$454	$—	$—	$—	$294	$225	$519
Europe	42	184	226	—	—	—	49	215	264
Asia Pacific	30	79	109	—	—	—	35	80	115
Latin America	47	—	47	—	—	—	53	1	54
Total	$367	$469	$836	$—	$—	$—	$431	$521	$952

	Successor			Predecessor
	July 2, 2019 through September 30, 2019			January 1, 2019 through July 1, 2019			Nine Months Ended September 30, 2018
	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total
North America	$248	$206	$454	$519	$425	$944	$856	$695	$1,551
Europe	42	184	226	90	431	521	155	709	864
Asia Pacific	30	79	109	63	147	210	101	218	319
Latin America	47	—	47	103	—	103	156	3	159
Total	$367	$469	$836	$775	$1,003	$1,778	$1,268	$1,625	$2,893

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net (Loss) Income to Segment EBITDA:

	Successor	Predecessor		Successor	Predecessor
	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2018	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2018
Reconciliation:
Net (loss) income attributable to Hexion Inc.	$(43)	$3,054	$(18)	$(43)	$2,894	$(53)
Net income attributable to noncontrolling interest	—	—	—	—	(1)	(1)
Net (loss) income	(43)	3,054	(18)	(43)	2,895	(52)
Income tax (benefit) expense	(4)	207	6	(4)	222	17
Interest expense, net	28	—	83	28	89	250
Depreciation and amortization	55	—	27	55	52	85
Accelerated depreciation	—	—	2	—	—	2
EBITDA	$36	$3,261	$100	$36	$3,258	$302
Adjustments to arrive at Segment EBITDA:
Asset impairments and write-downs	$—	$—	$7	$—	$—	$32
Business realignment costs	13	—	5	13	15	19
Gain on disposition	—	—	—	—	—	(44)
Transaction costs	5	—	4	5	26	10
Realized and unrealized foreign currency losses (gains)	9	—	4	9	(6)	26
Reorganization items, net (1)	—	(3,232)	—	—	(3,076)	—
Non-cash impact of inventory step-up (2)	29	(29)	—	29	(29)	—
Other (3)	7	18	8	7	45	29
Total adjustments	63	(3,243)	28	63	(3,025)	72
Segment EBITDA	$99	$18	$128	$99	$233	$374

Segment EBITDA:
Forest Products Resins	$66	$18	$76	$66	$152	$219
Epoxy, Phenolic and Coating Resins	50	—	66	50	111	208
Corporate and Other	(17)	—	(14)	(17)	(30)	(53)
Total	$99	$18	$128	$99	$233	$374
(1)    Excludes the “Non-cash impact of inventory step-up” discussed below.
(2)     Represent $29 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory (see Note 4).
(3)    Includes $18 of Segment EBITDA impact related to deferred revenue that was accelerated on July 1 as part of Fresh Start accounting.
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other unusual or non-recurring income and expenses.
Reorganization items, net for the Predecessor period from January 1, 2019 through July 1, 2019 represent incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments. See Note 5 for more information.
For the Successor period from July 2, 2019 through September 30, 2019, transaction costs primarily included $4 of certain professional fees and other expenses related to the Company’s Chapter 11 proceedings incurred post-emergence. For the Predecessor period from January 1, 2019 through July 1, 2019, transaction costs primarily included $23 of certain professional fees and other expenses related to the Company’s Chapter 11 proceedings incurred prior to the date of filing. For the three and nine months ended September 30, 2018, transaction costs included certain professional fees related to strategic projects.
For the Successor period July 2, 2019 through September 30, 2019, Predecessor period from January 1, 2019 through July 1, 2019 and for the three and nine months ended September 30, 2018, business realignment costs primarily included costs related to certain in-process facility rationalizations and cost reduction programs.

For the Successor period from July 2, 2019 through September 30, 2019, items classified as “Other” includes expenses from retention programs and expenses related to legacy liabilities. For the Predecessor period from January 1, 2019 through July 1, 2019 and for the three and nine months ended September 30, 2018, items classified as “Other” primarily included expenses from retention programs, management fees and expenses related to legacy liabilities.
16. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the Successor period July 2, 2019 through September 30, 2019 and the Predecessor period of January 1, 2019 through July 1, 2019 and the nine months ended September 30, 2018:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Predecessor
Balance at December 31, 2017	$1	$(9)	$(8)
Change in value	—	(8)	(8)
Balance at September 30, 2018	$1	$(17)	$(16)

Balance at December 31, 2018	$(1)	$(17)	$(18)
Change in value	—	(8)	(8)
Elimination of Predecessor Company accumulated other comprehensive loss	1	25	26
Balance at July 1, 2019	$—	$—	$—
Successor
Balance at July 2, 2019	$—	$—	$—
Change in value	—	(16)	(16)
Balance at September 30, 2019	$—	$(16)	$(16)
17. Income Taxes
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
For the year ended December 31, 2018, the Company recognized income tax expense of $40, primarily as a result of income from certain foreign operations. In the United States, as a result of Tax Reform, disallowed interest expense resulted in current year taxable income which utilized a net operating loss carryforward. The disallowed interest expense carryforward of $283 generated a deferred tax asset. The decrease in the valuation allowance due to the net operating loss utilization was offset by an increase in the valuation allowance recorded on the interest expense carryforward deferred tax asset. Tax Reform also resulted in the inclusion of Global Intangible Low Tax Income (“GILTI”) of $21, which was fully offset by our net operating loss. This further reduced the Company’s valuation allowance.
Additionally, certain provisions of Tax Reform were not effective until 2018. During 201, the Company evaluated and recorded the impact of these provisions in the financial statements and the Company has made its accounting policy elections with respect to these items. The Company elected to account for GILTI as a current period expense in the reporting period in which the tax is incurred.
The income tax (benefit) expense for the Successor period July 2, 2019 through September 30, 2019, and the Predecessor periods July 1, 2019 and the three months ended September 30, 2018 was $(4), $207 and $6, respectively. The income tax (benefit) expense for the Successor period from July 2, 2019 through September 30, 2019, and for the Predecessor periods January 1, 2019 through July 1, 2019 and the nine months ended September 30, 2018 was $(4), $222 and $17, respectively.
The income tax (benefit) expense relates primarily to losses and income from certain foreign operations as well as the impacts of reorganization adjustments and fresh start accounting. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor period July 2, 2019 through September 30, 2019, and the Predecessor periods July 1, 2019 and the three months ended September 30, 2018 was 8%, 6% and (50)%, respectively. The effective tax rate for the Successor period from July 2, 2019 through September 30, 2019, and for the Predecessor periods January 1, 2019 through July 1, 2019 and the nine months ended September 30, 2018 was 8%, 7% and (46)%, respectively.
The change in the effective tax rate was primarily attributable to the income tax impacts from reorganization adjustments and fresh start accounting. The effective tax rate was also impacted by the amount and distribution of income and losses among the various jurisdictions in which we operate. The operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance also impacted the effective tax rate.

Upon emergence from bankruptcy, the Successor Company applied fresh start accounting (See Note 4 for more information regarding fresh start accounting) and therefore the deferred tax assets and liabilities were adjusted based on the revised U.S. GAAP financial statements. As a result of the step-up in U.S. GAAP basis in the Successor Company’s foreign assets without a corresponding step-up in the tax basis of the foreign assets, the Successor Company’s deferred tax liability increased. An Internal Revenue Code §338(h)(10) election is expected to be made to treat the Emergence as an asset sale for U.S. income tax purposes. As a result, the Emergence is expected to be treated as a deemed sale of assets of the Predecessor Company while the Successor Company receives a step-up in U.S. tax basis to fair value. The Successor Company anticipates electing bonus depreciation (as currently permitted under Tax Reform) on the stepped-up U.S. eligible fixed assets. The Successor Company also anticipates amortizing the stepped-up basis of intangibles over a 15-year period and the Successor Company’s depreciation and amortization expense is expected to generate a U.S. net operating loss (“NOL”) for the tax year ended December 31, 2019. The NOL will be carried forward indefinitely but will be subject to an 80% limitation on U.S. taxable income.
The Company recorded income tax expense of $40 for reorganization adjustments in the Predecessor period, primarily consisting of tax expense of $50 for the gain recognized between fair value and tax basis (the gain in Predecessor Company will be substantially offset by the Predecessor Company’s tax attributes, including NOL and previously disallowed interest expense). A tax benefit of $10 was recorded for the removal of a valuation allowance for certain foreign jurisdictions. Pursuant to the Plan, the Successor Company is obligated to indemnify the Predecessor Company for any tax related liabilities. The Predecessor Company recorded income tax expense of $167 for fresh start accounting in the Predecessor period, primarily related to the increase in deferred tax liabilities resulting from fresh start accounting.
The majority of the Predecessor Company’s U.S. and certain state NOL carryforwards, along with other tax attributes, are expected to be utilized or forfeited as a result of the taxable gain realized from the Emergence. Certain foreign NOL and other carryforwards of the Predecessor Company will also be forfeited upon the Emergence.

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
Within the following discussion, unless otherwise stated, “the third quarter of 2019” refers to the three months ended September 30, 2019 and “the third quarter of 2018” refers to the three months ended September 30, 2018, “the first nine months of 2019” refers to the nine months ended September 30, 2019 and “the first nine months of 2018” refers to the nine months ended September 30, 2018.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “might,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the SEC. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, the impact of our indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Financial Reporting in Reorganization
Financial Reporting in Reorganization
Effective on the Petition Date, we applied ASC 852, which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as “Reorganization items, net” in the Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish debtor pre-petition liabilities subject to compromise (“LSTC”) from liabilities of non-filing entities, pre-petition liabilities that are not subject to compromise and post-petition liabilities in the accompanying Condensed Consolidated Balance Sheet. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. LSTC related to debt, its related interest payable and certain affiliate payables were settled in accordance with the Plan, as applicable, on or shortly after we emerged from Chapter 11 bankruptcy on July 1, 2019. As of July 1, 2019, all remaining liabilities subject to compromise were not impaired and remain on the Company’s Condensed Consolidated Balance Sheets.
Our Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 included in this Quarterly Report on Form 10-Q were prepared under the basis of accounting assuming that we will continue as a going concern, which contemplated continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Fresh Start Accounting
On the Effective Date, in accordance with ASC 852, we applied fresh start accounting to our financial statements as (i) the holders of our existing voting shares prior to its emergence received less than 50% of the voting shares outstanding following our emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting was applied to our consolidated financial statements as of July 1, 2019, the date we emerged from bankruptcy, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result, we allocated the reorganization value to our individual assets based on their estimated fair values. Reorganization value represents the fair value of our assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets was reported as goodwill.
As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Condensed Consolidated Financial Statements after July 1, 2019 are not comparable with the Condensed Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to our financial position and results of operations after July 1, 2019. References to “Predecessor” or “Predecessor Company” refer to our financial position and results of operations on or before July 1, 2019. For further information on comparability of Predecessor and Successor periods, see discussion within Financial Results Summary section below.
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
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At September 30, 2019, we had three reportable segments: Forest Products Resins; Epoxy, Phenolic and Coating Resins; and Corporate and Other. A summary of the major products of our reportable segments follows:

•	Forest Products Resins: forest products resins and formaldehyde applications

•
Epoxy, Phenolic and Coating Resins: epoxy specialty resins, phenolic encapsulated substrates, versatic acids and derivatives, basic epoxy resins and intermediates, phenolic specialty resins and molding compounds

•
Corporate and Other: primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses.

Anticipated Realignment of Reportable Segments in 2020

As part of the our continuing efforts to drive growth and greater operating efficiencies, we are reviewing our reporting segments to align around our two growth platforms: adhesives; and coatings and composites which consist of the following businesses:

•
Adhesives: these businesses focus on the global adhesives market. They include our global wood adhesives business, including: forest products resin assets in North America, Latin America, Europe, Australia and New Zealand; global formaldehyde; and the global phenolic specialty resins business, which now also includes the oilfield technologies group.

•	Coatings and Composites: these businesses focus on the global coatings and composites market. They include our base and specialty epoxy resins and Versatic™ Acids and Derivatives businesses.

The process of reviewing our new segment reporting structure is still ongoing. Once our review is complete, we will modify our internal reporting processes and systems to accommodate our new structure and we expect to change our segment reporting effective in the first quarter of 2020.

Financial Results Summary

Our financial results for the period from January 1, 2019 through July 1, 2019 and for fiscal year ended 2018 are referred to as those of the “Predecessor” period. Our financial results for the period from July 2, 2019 through September 30, 2019 are referred to as those of the “Successor” period. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP, which requires that we report on our results for the period from January 1, 2019 through July 1, 2019 and the period from July 2, 2019 through September 30, 2019 separately.

We do not believe that reviewing the results of these periods in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. Management believes that the key performance metrics such as Net sales, Operating income and Segment EBITDA for the Successor period when combined with the Predecessor period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussions below also present the combined results for the three months and nine months ended September 30, 2019.

The combined results (referenced as “Non-GAAP Combined” or “Combined”) for the third quarter ended September 30, 2019 and first nine months ended September 30, 2019, which we refer to herein as results for the “Three Months Ended September 30, 2019” and “Nine Months Ended September 30, 2019” represent the sum of the reported amounts for the Predecessor period July 1, 2019 combined with the Successor period from July 2, 2019 through September 30, 2019 and the Predecessor period from January 1, 2019 through July 1, 2019 combined with the Successor period from July 2, 2019 through September 30, 2019, respectively. These Combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The Non-GAAP Combined operating results is presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP.

2019 Overview
Following are highlights from our results of operations for the nine months ended September 30, 2019 and 2018:

	Successor	Predecessor	Non-GAAP Combined	Predecessor	$ Change	% Change
	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30,
			2019	2018
Statements of Operations:
Net sales	$836	$1,778	$2,614	$2,893	$(279)	(10)%
Operating (loss) income	(16)	88	72	219	(147)	(67)%
(Loss) income before income tax	(48)	3,115	3,067	(37)	3,104	n/m
Net (loss) income	(43)	2,895	2,852	(52)	2,904	n/m
Segment EBITDA:
Forest Products Resins	$66	$152	$218	$219	$(1)	—%
Epoxy, Phenolic and Coating Resins	50	111	161	208	(47)	(23)%
Corporate and Other	(17)	(30)	(47)	(53)	6	(11)%
Total	$99	$233	$332	$374	$(42)	(11)%

•
Net Sales—In the first nine months of 2019, net sales decreased by $279, or 10%, compared to the first nine months of 2018. Volume decreases negatively impacted net sales by $114 primarily related to volume decreases in our North American resins business due to weaker demand driven by moderately lower housing starts, customer mill closures and the impact of competitive pricing pressures, and in our phenolic resins business due to an overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy. Foreign currency translation negatively impacted net sales by $89 due to the weakening of various foreign currencies against the U.S. dollar in the first nine months 2019 compared to the first nine months of 2018. Pricing negatively impacted sales by $76 due primarily to softer market conditions in our base epoxy resins business.

•
Net Income—In the first nine months of 2019, net income increased by $2,904 as compared to the first nine months of 2018. This increase was driven by $3,105 of net reorganization items primarily related to reorganization and fresh start adjustments associated with our emergence from bankruptcy, and a decrease in interest expense of $133 as a result of the restructuring of our debt through our Chapter 11 proceedings. These increases were partially offset by a decrease in gross profit due primarily to the margin reductions in our base epoxy resins business discussed above, increased depreciation and amortization expense related to the increase in our fixed and intangible assets as a result of fresh start adjustments and a gain on the sale of our ATG business of $44 that occurred in the first quarter of 2018.

•
Segment EBITDA—For the first nine months of 2019, Segment EBITDA was $332, a decrease of 11% compared with $374 in the first nine months of 2018. This decrease was primarily due to margin reductions in our base epoxy resins business driven by softer market conditions.

•
Restructuring and Cost Reduction Programs—We have achieved $13 in cost savings related to our cost reduction programs in the first nine months of 2019. We have essentially realized all cost savings associated with the approximately $40 cost savings program announced in the fourth quarter of 2017. During 2019, we have initiated approximately $20 of new cost reduction activities, of which we have $18 of in-process cost savings that we expect to realize over the next 12 months.

•
Network Security Incident— In March 2019, we experienced a network security incident that temporarily prevented access to certain information technology systems and data within our network, primarily impacting our corporate functions. We took immediate steps to isolate the issue and implemented our technical recovery plan. Our manufacturing sites, which rely on different networks, continued to operate safely and with limited interruption. For the three and nine months ended September 30, 2019, we incurred approximately $4 and $13, respectively, in costs related to the incident. We have received $5 of insurance recoveries to date and will seek additional reimbursement for costs incurred related to the incident, where applicable.

•
Growth Initiatives—We recently completed construction of our new Application Development Center in Shanghai, China, which will help meet the strong growth and demand for new coatings technologies in the region. We also recently announced plans for the expansion of our adhesive resins capacity in Australia as we continue to invest in productivity projects and strategically invest in our manufacturing footprint.

Short-term Outlook
In the fourth quarter of 2019, we expect Segment EBITDA to be relatively flat compared to 2018 in our North American forest products resins business based on the latest expectations in U.S. housing starts and remodeling. Additionally, we anticipate modest overall improvement in our Latin American business due to ongoing recovery in the Brazilian economy. We continue to expect stable volumes in our North American formaldehyde solutions business for the remainder of 2019, but we anticipate volume decreases in certain formaldehyde derivatives due to continued softness in the oil and gas markets in Western Canada.
We expect improvement in our epoxy specialty business in the remainder of 2019 due to the introduction of new products and government supported investment in the China wind energy market. We expect softer market conditions in our base epoxy business to continue in the fourth quarter of 2019.
Overall, we expect continued end market volatility, primarily in the automotive and construction industries, combined with the impacts of ongoing global trade discussions, to challenge our business results in the fourth quarter of 2019. We do anticipate that all of our businesses will continue to benefit from the savings associated with our restructuring and cost reduction initiatives. In addition, despite the prevailing economic headwinds, with our new capital structure and the benefits of decreasing working capital we expect to generate positive free cash flow in the fourth quarter of 2019. Finally, we expect raw material price volatility to continue throughout the remainder of 2019.
Matters Impacting Comparability of Results
Chapter 11 Bankruptcy and Fresh Start Accounting Impacts
As a result of the emerging from Chapter 11 and qualifying for the application of fresh-start accounting, at the Effective Date, our assets and liabilities were recorded at their estimated fair values which, in some cases, are significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not directly comparable to our financial condition and results of operations prior to the Effective Date. The total amount of reorganization and fresh start adjustments, as well as incremental costs incurred related to our Bankruptcy Petitions incurred while we were in bankruptcy resulted in a total gain of $3,105 which is classified within “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations. See Note 5 Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the components of “Reorganization items, net.”
In addition, we incurred costs related to our Chapter 11 proceedings both prior to filing for bankruptcy and post-emergence, which are not classified within “Reorganization items, net” as these costs were not incurred while in bankruptcy. These costs were $4 and $27 for the three and nine months ended September 30, 2019, respectively, and are classified within “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.
Raw Material Prices
Raw materials comprise approximately 80% of our cost of sales (excluding depreciation expense). The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first nine months of 2019 compared to the first nine months of 2018, the average price of methanol decreased by approximately 18% and the average price of urea and phenol increased by approximately 3% and 1%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.

Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation, and to a lesser degree by defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 55% of our sales in the first nine months of 2019. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the Euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other non-pension postretirement benefit plans (“OPEB”), as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such amounts.
Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor	Non-GAAP Combined		Predecessor
	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30,
			2019		2018
	$	$	$	% of Net Sales	$	% of Net Sales
Net sales	$836	$—	$836	100%	952	100%
Cost of sales (exclusive of depreciation and amortization shown below, see Note 2)	710	—	710	85%	773	81%
Selling, general and administrative expense (see Note 2)	69	—	69	8%	68	7%
Depreciation and amortization (see Note 2)	55	—	55	7%	27	3%
Asset impairments	—	—	—	—%	3	—%
Business realignment costs	13	—	13	2%	5	1%
Other operating expense, net	5	—	5	1%	6	1%
Operating (loss) income	(16)	—	(16)	(2)%	70	7%
Interest expense, net	28	—	28	3%	83	9%
Other non-operating expense (income), net	4	—	4	—%	(1)	—%
Reorganization items, net (see Note 5)	—	(3,261)	(3,261)	(390)%	—	—%
Total non-operating expense (income)	32	(3,261)	(3,229)	(387)%	82	9%
(Loss) income before income tax and earnings from unconsolidated entities	(48)	3,261	3,213	385%	(12)	(2)%
Income tax (benefit) expense	(4)	207	203	24%	6	1%
(Loss) income before earnings from unconsolidated entities	(44)	3,054	3,010	361%	(18)	(3)%
Earnings from unconsolidated entities, net of taxes	1	—	1	—%	—	—%
Net (loss) income	(43)	3,054	3,011	361%	(18)	(3)%
Net income attributable to noncontrolling interest	—	—	—	—%	—	—%
Net (loss) income attributable to Hexion Inc.	$(43)	$3,054	$3,011	361%	(18)	(3)%
Other comprehensive loss	$(16)	$—	$(16)		(6)
Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018
Net Sales
In the third quarter of 2019, net sales decreased by $116, or 12%, compared to the third quarter of 2018. Volume decreases negatively impacted net sales by $54, which was primarily related to volume decreases in our North American resins business due to weaker demand driven by customer mill closures and the impact of competitive pricing pressures, and in our base epoxy and phenolic resins businesses due to overall weakness in the market, primarily in the automotive and construction industries. Pricing negatively impacted sales by $46 due primarily to softer market conditions in our base epoxy resins business and methanol price decreases contractually passed through to customers across many of our businesses. Foreign currency translation negatively impacted net sales by $16 due to weakening of various foreign currencies against the U.S. dollar in the third quarter of 2019 compared to the third quarter of 2018.

Operating Income
In the third quarter of 2019, operating income decreased by $86 compared to the third quarter of 2018, driven by margin reductions in our base epoxy resins business discussed above, $29 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory, increases in depreciation and amortization of $28 and an increase in business realignment costs of $8. The increase in depreciation and amortization is due to the increase in our fixed and intangible assets as a result of fresh start adjustments and the increase in business realignment costs is driven by higher severance expenses related to current cost reduction actions.
Non-Operating Expense
In the third quarter of 2019, total non-operating expense decreased by $3,311 compared to the third quarter of 2018. This was driven by $3,261 of reorganization items, net primarily related to reorganization and fresh start adjustments associated with our emergence from bankruptcy and an increase of $5 in other non-operating expense driven by higher realized and unrealized foreign currency losses, partially offset by a decrease in interest expense of $55 as a result of the restructuring of our debt through our Chapter 11 proceedings.
Income Tax Expense
The income tax (benefit) expense for the Successor period July 2, 2019 through September 30, 2019, and the Predecessor periods July 1, 2019 and the three months ended September 30, 2018 was $(4), $207 and $6, respectively. The income tax (benefit) expense relates primarily to losses and income from certain foreign operations as well as the impacts of reorganization adjustments and fresh start accounting. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor period July 2, 2019 through September 30, 2019, and the Predecessor periods July 1, 2019 and the three months ended September 30, 2018 was 8%, 6% and (50)%, respectively. The change in the effective tax rate was primarily attributable to the income tax impacts from reorganization adjustments and fresh start accounting. The effective tax rate was also impacted by the amount and distribution of income and losses among the various jurisdictions in which we operate. The operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance also impacted the effective tax rate. Refer to Note 17 to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for more information.
Other Comprehensive Income
For the third quarter of 2019, foreign currency translation negatively impacted other comprehensive loss by $16, due to an overall weakening of various foreign currencies against the U.S. dollar in the third quarter of 2019.
For the third quarter of 2018, foreign currency translation positively impacted other comprehensive loss by $6, primarily due to the weakening of various foreign currencies against the U.S. dollar in the third quarter of 2018.

	Successor	Predecessor	Non-GAAP Combined		Predecessor
	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30,
			2019		2018
	$	$	$	% of Net Sales	$	% of Net Sales
Net sales	$836	1,778	2,614	100%	$2,893	100%
Cost of sales (exclusive of depreciation and amortization shown below, see Note 2)	710	1,462	2,172	83%	2,343	81%
Selling, general and administrative expense (see Note 2)	69	145	214	8%	217	8%
Depreciation and amortization (see Note 2)	55	52	107	4%	85	3%
Gain on disposition	—	—	—	—%	(44)	(2)%
Asset impairments	—	—	—	—%	28	1%
Business realignment costs	13	15	28	1%	19	1%
Other operating expense, net	5	16	21	1%	26	1%
Operating (loss) income	(16)	88	72	3%	219	8%
Interest expense, net	28	89	117	4%	250	9%
Other non-operating expense (income), net	4	(11)	(7)	—%	6	—%
Reorganization items, net (see Note 5)	—	(3,105)	(3,105)	(119)%	—	—%
Total non-operating expense	32	(3,027)	(2,995)	(115)%	256	9%
(Loss) income before income tax and earnings from unconsolidated entities	(48)	3,115	3,067	117%	(37)	(1)%
Income tax (benefit) expense	(4)	222	218	8%	17	1%
(Loss) income before earnings from unconsolidated entities	(44)	2,893	2,849	109%	(54)	(2)%
Earnings from unconsolidated entities, net of taxes	1	2	3	—%	2	—%
Net (loss) income	(43)	2,895	2,852	109%	(52)	(2)%
Net income attributable to noncontrolling interest	—	(1)	(1)	—%	(1)	—%
Net (loss) income attributable to Hexion Inc.	$(43)	$2,894	$2,851	109%	$(53)	(2)%
Other comprehensive loss	$(16)	$(8)	$(24)		$(8)
Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Net Sales
In the first nine months of 2019, net sales decreased by $279, or 10%, compared to the first nine months of 2018. Volume decreases negatively impacted net sales by $114 primarily related to volume decreases in our North American resins business due to weaker demand driven by moderately lower housing starts, customer mill closures and the impact of competitive pricing pressures, and in our phenolic resins business due to an overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy. Foreign currency translation negatively impacted net sales by $89 due to the weakening of various foreign currencies against the U.S. dollar in the first nine months 2019 compared to the first nine months of 2018. Pricing negatively impacted sales by $76 due primarily to softer market conditions in our base epoxy resins business.
Operating Income
In the first nine months of 2019, operating income decreased by $147 compared to the first nine months of 2018, driven by margin reductions in our base epoxy resins business discussed above, the gain on the disposition of our ATG business of $44 that occurred in the first quarter 2018, $29 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory, increases in depreciation and amortization of $22 and increases in business realignment costs of $9. The increase in depreciation and amortization is due to the increase in our fixed and intangible assets as a result of fresh start adjustments and the increase in business realignment costs is driven by higher severance expenses related to current cost reduction actions. These decreases to operating income were partially offset by an asset impairment of $28 that occurred in third quarter of 2018 within our oilfield business, as well as decreases in selling, general and administrative expense of $3 and in our other operating expense of $5. The decrease in selling, general and administrative expense was due primarily to our ongoing cost savings and productivity actions, as well as timing of variable compensation costs, partially offset by approximately $23 of certain professional fees and other expenses incurred in the first quarter of 2019 related to our Chapter 11 proceedings. The decrease in other operating expense is due to lower realized and unrealized foreign currency losses.
Non-Operating Expense
In the first nine months of 2019, total non-operating expense decreased by $3,251 compared to the first nine months of 2018. This was due to a $3,105 of reorganization items, net primarily related to reorganization and fresh start adjustments associated with our emergence from bankruptcy, partially offset by a decrease in interest expense of $133 as a result of our the restructuring of our debt through our Chapter 11 proceedings and an increase of $13 in other non-operating income driven by higher realized and unrealized foreign currency gains.

Income Tax Expense
The income tax (benefit) expense for the Successor period from July 2, 2019 through September 30, 2019, and for the Predecessor periods January 1, 2019 through July 1, 2019 and the nine months ended September 30, 2018 was $(4), $222 and $17, respectively. The income tax (benefit) expense relates primarily to losses and income from certain foreign operations as well as the impacts of reorganization adjustments and fresh start accounting. In 2019 and 2018, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor period from July 2, 2019 through September 30, 2019, and for the Predecessor periods January 1, 2019 through July 1, 2019 and the nine months ended September 30, 2018 was 8%, 7% and (46)%, respectively. The change in the effective tax rate was primarily attributable to the income tax impacts from reorganization adjustments and fresh start accounting. The effective tax rate was also impacted by the amount and distribution of income and losses among the various jurisdictions in which we operate. The operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance also impacted the effective tax rate. Refer to Note 17 to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for more information.
Other Comprehensive Income
For the first nine months of 2019, foreign currency translation negatively impacted other comprehensive loss by $24, due to an overall weakening of various foreign currencies against the U.S. dollar in the first nine months of 2019.
For the first nine months of 2018, foreign currency positively impacted other comprehensive loss by $8, primarily due to an overall weakening of various foreign currencies against the U.S. dollar in the first nine months of 2018.
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

The combined results (referenced as “Non-GAAP Combined” or “Combined”) for the third quarter ended September 30, 2019 and first nine months ended September 30, 2019, which we refer to herein as results for the “Three Months Ended September 30, 2019” and “Nine Months Ended September 30, 2019” represent the sum of the reported amounts for the Predecessor period July 1, 2019 combined with the Successor period from July 2, 2019 through September 30, 2019 and the Predecessor period from January 1, 2019 through July 1, 2019 combined with the Successor period from July 2, 2019 through September 30, 2019, respectively. These Combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The Non-GAAP Combined operating results is presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. See Note 15 in Part I of this Quarterly Report on Form 10-Q and below for reconciliation of net (loss) income to Segment EBITDA for the Successor and Predecessor.

	Non-GAAP Combined	Predecessor
	Three Months Ended September 30,
	2019	2018
Net Sales (1):
Forest Products Resins	$367	$431
Epoxy, Phenolic and Coating Resins	469	521
Total	$836	$952

Segment EBITDA:
Forest Products Resins	$84	$76
Epoxy, Phenolic and Coating Resins	50	66
Corporate and Other	(17)	(14)
Total	$117	$128
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended September 30, 2018 to the three months ended September 30, 2019:

	Volume	Price/Mix	Currency Translation	Total
Forest Products Resins	(8)%	(6)%	(1)%	(15)%
Epoxy, Phenolic and Coating Resins	(4)%	(4)%	(2)%	(10)%
Forest Products Resins
Net sales in the third quarter of 2019 decreased by $64, or 15%, when compared to the third quarter of 2018. Volumes negatively impacted net sales by $34, due to volume decreases in our North American resins businesses due to weaker demand driven by customer mill closures and the impact of competitive pricing pressures, and decreases in certain derivatives within our North American formaldehyde business driven by softness in the oil and gas markets in Western Canada. Pricing negatively impacted net sales by $25, which was primarily due to methanol price decreases contractually passed through to customers across many of our businesses. Foreign currency translation negatively impacted net sales by $5 mainly due to the strengthening of the U.S dollar against various foreign currencies in the third quarter of 2019 compared to the third quarter of 2018.
Segment EBITDA in the third quarter of 2019 increased by $8, to $84, compared to the third quarter of 2018. This increase was primarily driven by $18 of previously recorded deferred contract revenue that was accelerated during the period as a result of the application of fresh start accounting, partially offset by the negative volume impacts within our North American resins and formaldehyde businesses discussed above.
Epoxy, Phenolic and Coating Resins
Net sales in the third quarter of 2019 decreased by $52, or 10%, when compared to the third quarter of 2018. Pricing negatively impacted net sales by $21, primarily due to softer market conditions in our base epoxy resins business as compared to the third quarter of 2018. Volumes negatively impacted net sales by $20, which was primarily related to volume decreases in our base epoxy and phenolic specialty resins businesses driven by overall weakness in the market, primarily in the automotive and construction industries. Lastly, foreign currency translation negatively impacted net sales by $11, due primarily to the strengthening of the U.S. dollar against the Euro and Chinese yuan in the third quarter of 2019 compared to the third quarter of 2018.
Segment EBITDA in the third quarter of 2019 decreased by $16 to $50 compared to the third quarter of 2018. The decrease was primarily driven by the margin reductions in our base epoxy resins business due to softer market conditions discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the third quarter of 2019 increased by $3 compared to the third quarter of 2018 due primarily to timing of variable compensation costs.

	Non-GAAP Combined	Predecessor
	Nine Months Ended September 30,
	2019	2018
Net Sales (1):
Forest Products Resins	$1,142	$1,268
Epoxy, Phenolic and Coating Resins	1,472	1,625
Total	$2,614	$2,893

Segment EBITDA:
Forest Products Resins	$218	$219
Epoxy, Phenolic and Coating Resins	161	208
Corporate and Other	(47)	(53)
Total	$332	$374
(1)     Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018 Segment Results
Following is an analysis of the percentage change in net sales by segment from the nine months ended September 30, 2018 to the nine months ended September 30, 2019:

	Volume	Price/Mix	Currency Translation	Total
Forest Products Resins	(5)%	(2)%	(3)%	(10)%
Epoxy, Phenolic and Coating Resins	(3)%	(3)%	(3)%	(9)%
Forest Products Resins
Net sales in the first nine months of 2019 decreased by $126, or 10%, when compared to the first nine months of 2018. Volumes negatively impacted net sales by $61, primarily related to volume decreases in our North American resins business due to weaker demand driven by moderately lower housing starts, customer mill closures and the impact of competitive pricing pressures. Foreign currency translation negatively impacted net sales by $37, due largely to the strengthening of the U.S. dollar against various foreign currencies in the first nine months of 2019 compared to the first nine months of 2018. Lastly, pricing negatively impacted net sales by $28, primarily due to methanol price decreases contractually passed through to customers across many of our businesses.
Segment EBITDA in the first nine months of 2019 decreased by $1 to $218, when compared to the first nine months of 2018. This decrease was primarily driven by the volume decreases in our North American resins business discussed above, largely offset by $18 of previously recorded deferred contract revenue that was accelerated during the period as a result of the application of fresh start accounting.
Epoxy, Phenolic and Coating Resins
Net sales in the first nine months of 2019 decreased by $153, or 9%, when compared to the first nine months of 2018. Volumes negatively impacted net sales by $53, which was primarily related to volume decreases in our phenolic specialty resins and versatic acids businesses driven by overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to [stronger demand in China wind energy]. Foreign currency translation negatively impacted net sales by $52, due primarily to the strengthening of the U.S. dollar against various foreign currencies in the first nine months of 2019 compared to the first nine months of 2018. Lastly, pricing negatively impacted net sales by $48, primarily due to softer market conditions in our base epoxy resins business as compared to the first nine months of 2018.
Segment EBITDA in the first nine months of 2019 decreased by $47 to $161 compared to the first nine months of 2018. The decrease was primarily driven by the margin reductions in our base epoxy resins business due to softer market conditions discussed above.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the first nine months of 2019 decreased by $6 compared to the first nine months of 2018 due primarily to our ongoing cost reduction efforts, the timing of variable compensation costs and favorable foreign exchange impacts.

Reconciliation of Net (Loss) Income to Segment EBITDA:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30,
			2019	2018
Reconciliation:
Net (loss) income	$(43)	$3,054	$3,011	$(18)
Income tax (benefit) expense	(4)	207	203	6
Interest expense, net	28	—	28	83
Depreciation and amortization	55	—	55	27
Accelerated depreciation	—	$—	$—	$2
EBITDA	$36	$3,261	$3,297	$100
Adjustments to arrive at Segment EBITDA:
Asset impairments and write-downs	$—	$—	$—	$7
Business realignment costs	13	—	13	5
Transaction costs	5	—	5	4
Realized and unrealized foreign currency losses (gains)	9	—	9	4
Reorganization items, net (1)	—	(3,232)	(3,232)	—
Non-cash impact of inventory step-up (2)	29	(29)	—	—
Other (3)	7	18	25	8
Total adjustments	63	(3,243)	(3,180)	28
Segment EBITDA	$99	$18	$117	$128

Segment EBITDA:
Forest Products Resins	$66	$18	$84	$76
Epoxy, Phenolic and Coating Resins	50	—	50	66
Corporate and Other	(17)	—	(17)	(14)
Total	$99	$18	$117	$128
(1)    Excludes the “Non-cash impact of inventory step-up” discussed below.

(2)
Represents $29 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory (see Note 4).

(3)    Includes $18 of Segment EBITDA impact related to deferred revenue that was accelerated on July 1 as part of Fresh Start accounting.

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30,
			2019	2018
Reconciliation:
Net (loss) income attributable to Hexion Inc.	$(43)	$2,894	$2,851	$(53)
Net income attributable to noncontrolling interest	—	(1)	(1)	(1)
Net (loss) income	(43)	2,895	2,852	(52)
Income tax (benefit) expense	(4)	222	218	17
Interest expense, net	28	89	117	250
Depreciation and amortization	55	52	107	85
Accelerated depreciation	—	—	—	2
EBITDA	$36	$3,258	$3,294	$302
Adjustments to arrive at Segment EBITDA:
Asset impairments and write-downs	$—	$—	$—	$32
Business realignment costs	13	15	28	19
Gain on disposition	—	—	—	(44)
Transaction costs	5	26	31	10
Realized and unrealized foreign currency losses (gains)	9	(6)	3	26
Reorganization items, net (1)	—	(3,076)	(3,076)	—
Non-cash impact of inventory step-up (2)	29	(29)	—	—
Other (3)	7	45	52	29
Total adjustments	63	(3,025)	(2,962)	72
Segment EBITDA	$99	$233	$332	$374

Segment EBITDA:
Forest Products Resins	$66	$152	$218	$219
Epoxy, Phenolic and Coating Resins	50	111	161	208
Corporate and Other	(17)	(30)	(47)	(53)
Total	$99	$233	$332	$374
(1)    Excludes the “Non-cash impact of inventory step-up” discussed below.

(2)
Represents $29 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory (see Note 4).

(3)    Includes $18 of Segment EBITDA impact related to deferred revenue that was accelerated on July 1 as part of Fresh Start accounting.

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other unusual or non-recurring income and expenses.
Reorganization items, net for the Predecessor period from January 1, 2019 through July 1, 2019 represent incremental costs incurred directly as a result of our Chapter 11 proceedings after the date of filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments. See Note 5 for more information.
For the Successor period from July 2, 2019 through September 30, 2019, transaction costs primarily included $4 of certain professional fees and other expenses related to our Chapter 11 proceedings incurred post-emergence. For the Predecessor period from January 1, 2019 through July 1, 2019, transaction costs primarily included $23 of certain professional fees and other expenses related to our Chapter 11 proceedings incurred prior to the date of filing. For the three and nine months ended September 30, 2018, transaction costs included certain professional fees related to strategic projects.
For the Successor period July 2, 2019 through September 30, 2019, Predecessor period from January 1, 2019 through July 1, 2019 and for the three and nine months ended September 30, 2018, business realignment costs primarily included costs related to certain in-process facility rationalizations and cost reduction programs.
For the Successor period from July 2, 2019 through September 30, 2019, items classified as “Other” included expenses from retention programs and expenses related to legacy liabilities. For the Predecessor period from January 1, 2019 through July 1, 2019 and for the three and nine months ended September 30, 2018, items classified as “Other” primarily included expenses from retention programs, management fees and expenses related to legacy liabilities.

Liquidity and Capital Resources
2019 Outlook
Following our emergence from our Chapter 11 proceedings, we believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our ABL Facility. The additional liquidity provided by the Rights Offerings and the impact of the Plan on our capital structure, resulting in reduced annual debt service obligations of approximately $210, will increase our future operational and financial flexibility and leave us well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs.

At September 30, 2019, we had $1,789 of outstanding debt and $442 in liquidity consisting of the following:

•	$93 of unrestricted cash and cash equivalents (of which $49 is maintained in foreign jurisdictions);

•	$300 of borrowings available under our ABL Facility ($350 borrowing base less $50 of outstanding letters of credit); and

•	$49 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2019 and December 31, 2018 was $537 and $362, respectively. A summary of the components of our net working capital as of September 30, 2019 and December 31, 2018 is as follows:

	Successor		Predecessor
	September 30, 2019	% of LTM Net Sales	December 31, 2018	% of LTM Net Sales
Accounts receivable	$471	13%	$412	11%
Inventories	342	10%	334	9%
Accounts payable	(276)	(8)%	(384)	(10)%
Net working capital (1)	$537	15%	$362	10%

(1)
Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.

The increase in net working capital of $175 from December 31, 2018 was driven by an increase in accounts receivable of $59 and an increase in inventory of $8, as well as a decrease in accounts payable of $108. The increases in accounts receivable and inventory were primarily the result of increased volumes in the third quarter of 2019 compared to the fourth quarter of 2018 due to seasonality of our businesses. The decrease in accounts payable was largely related to timing of vendor payments, primarily as a result of our Chapter 11 proceedings. Based on our new capital structure, we expect continued structural improvement in our vendor terms going forward.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30,
			2019	2018
(Uses) sources of cash:
Operating activities	$25	$(173)	$(148)	$(49)
Investing activities	(22)	(42)	(64)	(12)
Financing activities	(17)	212	195	87
Effect of exchange rates on cash flow	(3)	—	(3)	(4)
Net change in cash and cash equivalents	$(17)	$(3)	$(20)	$22
Operating Activities
In the first nine months of 2019, operations used $148 of cash. Net income of $2,852 included $3,293 of net non-cash income items related to our reorganization and unrealized foreign currency gains of $1, partially offset by deferred tax expense of $148, depreciation and amortization of $107 and loss on the sale of assets of $3. Net working capital used $151, which was largely driven by increases in accounts receivable due primarily to seasonality of our businesses, and decreases in accounts payable related to timing of vendor payments, primarily as a result of our Chapter 11 proceedings. Changes in other assets and liabilities and income taxes payable provided $50 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.

In the first nine months of 2018, operations used $49 of cash. Net loss of $52 included $99 of net non-cash expense items consisting of depreciation and amortization of $85, non-cash asset impairments and accelerated depreciation of $30, amortization of deferred financing fees of $13, unrealized foreign currency losses of $12 and loss on sale of assets of $3, partially offset by a gain on disposition of $44. Net working capital used $106, which was largely driven by increases in inventories due primarily to inventory build for turnarounds, raw material price increases and seasonality. Changes in other assets and liabilities and income taxes payable used $10 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the first nine months of 2019, investing activities used $64 of cash primarily related to capital expenditures of $65, partially offset by proceeds from sale of assets of $1.
In the first nine months of 2018, investing activities provided $12 of cash, primarily driven by capital expenditures of $62 (including capitalized interest), partially offset by net proceeds from the ATG disposition of $49 and proceeds from sale of assets of $1.
Financing Activities
In the first nine months of 2019, financing activities provided $195 of cash. Net short-term debt borrowings were $10, net long-term debt borrowings were $43, proceeds received from the rights offering were $300 and payment of $138 of financing fees. Our long-term debt borrowings primarily consisted of the proceeds from our new Senior Secured Term loans and Senior Notes, offset by the debt repayments made as part of the Plan.
In the first nine months of 2018, financing activities provided $87 of cash. Net short-term debt borrowings were $6 and net long-term debt borrowings were $82. Our long-term debt borrowings primarily consisted of $69 of additional ABL borrowings in the first half of 2018.
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

Reconciliation of Last Twelve Months Net Income to Pro Forma EBITDA
Pro Forma EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization programs or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. We believe that including the supplemental adjustments that are made to calculate Pro Forma EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Pro Forma EBITDA and Fixed Charges are not defined terms under U.S. GAAP. Pro Forma EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the Indenture should not be considered an alternative to interest expense.
The following table reconciles net income to EBITDA and Pro Forma EBITDA for the twelve month period [that includes combined information from the Predecessor Company from October 1, 2018 through July 1, 2019 and the Successor Company from July 2, 2019 through September 30, 2019], and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

September 30, 2019
LTM Period
Net income	$2,741
Income tax expense	241
Interest expense, net	232
Depreciation and amortization	135
Accelerated depreciation	2
EBITDA	3,351
Adjustments to arrive at Pro Forma EBITDA:
Business realignment costs (1)	38
Realized and unrealized foreign currency losses	5
Unrealized gains on pension and postretirement benefits (2)	(13)
Transaction costs (3)	34
Reorganization items, net (4)	(3,105)
Non-cash impact of inventory step-up (5)	29
Acceleration of deferred revenue (6)	18
Other (7)	45
Cost reduction programs savings (8)	18
Pro Forma EBITDA	$420
Pro forma fixed charges (9)	$107
Ratio of Pro Forma EBITDA to Fixed Charges (10)	3.92

(1)
Primarily represents cost related to headcount reduction expenses and plant rationalization costs related to in-process and recently completed cost reduction programs, termination costs and other costs associated with business realignments.

(2)	Represents non-cash gains resulting from pension and postretirement benefit plan liability remeasurements.

(3)
Represents certain professional fees related to strategic projects, including $27 of certain professional fees and other expenses related to our Chapter 11 proceedings incurred prior to filing and post-emergence.

(4)
Represents incremental costs incurred directly as a result of our Chapter 11 proceedings after the date of filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments.

(5)
Represents $29 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory.

(6)	Represents the impact of deferred revenue that was accelerated on July 1 as part of fresh start accounting.

(7)	Represents retention program costs, business optimization expenses, IT outage costs and expenses related to legacy liabilities.

(8)
Represents pro forma impact of in-process cost reduction programs savings. Cost reduction program savings represent the unrealized headcount reduction savings and plant rationalization savings related to cost reduction programs and other unrealized savings associated with the Company’s business realignments activities, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the period presented. The savings are calculated based on actual costs of exiting headcount and elimination or reduction of site costs. We expect the savings to be realized within the next 18 months.

(9)	Reflects pro forma interest expense based on interest rates at September 30, 2019.

(10)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has a Pro Forma EBITDA to Fixed Charges ratio of at least 2.0 to 1.0.

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
The emergence from Chapter 11 on the Effective Date, in accordance with the Plan, resulted in the restructuring of the Company’s pre-petition funded debt obligations with an issuance of a new Senior Secured Term Loan of $1,208,000,000 and new Senior Notes of $450. This restructuring event is deemed to be a material development during the first nine months of 2019 compared to the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 3 in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on our emergence from Chapter 11.
Interest Rate Risk
We have exposure to interest rate risk through our variable rate borrowing activities. As a result of our emergence from Chapter 11, approximately 30% of our outstanding debt within our new capital structure has interest rates that are fixed. Assuming the amounts of our fixed and variable debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our estimated annual debt service requirements by approximately $12. As of the quarter ended September 30, 2019, we did not use derivative financial instruments in our investment portfolios to manage our interest rate risk, and we did not use derivative instruments for speculative purposes.
On October 10, 2019, we executed an interest rate swap agreement to hedge interest rate variability caused by quarterly changes in cash flow due to associated changes in LIBOR under the Company’s Senior Secured Term Loan. In this arrangement, we receive a variable 3-month LIBOR and pay fixed interest rate swaps, effective January 1, 2020 and expiring January 1, 2025, and we have designated $300 of our variable rate Senior Secured Term Loan as the notional amount for the future interest rate payments. As a result of this transaction 46% of our outstanding debt will be fixed.
On October 22, 2019, the Company executed an interest rate cap derivative instrument for a premium amount of less than $1. The objective of this instrument is to partially eliminate the variability of cash flows in future interest payments for a notional amount of $375 of its variable rate Senior Secured Term Loan when 3-month LIBOR is above 2.50%. This transaction becomes effective January 1, 2020 and expires January 1, 2023. This transaction further mitigates the impact of future interest rate increases.
Following is a summary of our outstanding debt as of September 30, 2019 and 2018 (see Note 9 in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at September 30, 2019 and 2018. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities. This table does not reflect the derivative instrument transactions that were executed in October 2019 described above.

	2019			2018
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2019	$25	8.4%	$25	$3,716	8.2%	$2,646
2020	95	5.2%	95	49	6.7%	49
2021	25	6.1%	25	11	10.1%	11
2022	33	5.8%	33	24	10.1%	24
2023	15	5.6%	14	8	10.1%	8
2024	7	5.9%	7	1	10.1%	1
2025 and beyond	1,589	5.9%	1,585	6	10.0%	6
	$1,789		$1,784	$3,815		$2,745
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
The United States Environmental Protection Agency (“U.S. EPA”) issued the Company a Notice of Intent to File Administrative Complaint related to alleged violations of the Emergency Right-to-Know Act identified in a 2017 voluntary self-disclosure made by the Company.  The Company paid an assessed penalty less than $0.1 million and agreed to implement a supplemental environmental project valued in the Consent Agreement at $0.1 million.
The Company entered into an Agreed Board Order with the Louisville Metro Air Pollution Control Board, approved by the Board on October 16, 2019, related to alleged violations of the Louisville Metro Air Pollution Control District regulations between January 2018 and May 2019.  The Company agreed to pay a $0.1 million penalty.
Item 1A.    Risk Factors
(In millions, except share data)
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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our ABL Facility and the potential inability of one or more of the financial institutions included in our syndicated ABL Facility to fulfill their funding obligations. Should a bank in our syndicated ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Due to worldwide economic volatility and uncertainty, the short-term outlook for our business is difficult to predict.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 80% of our cost of sales(excluding depreciation expense) in 2019. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
In 2019, approximately 55% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the three months ended September 30, 2019.

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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. During the first nine months of 2019, we achieved $13 in cost savings related to our cost reduction programs and as of September 30, 2019, we have approximately $18 of additional in-process cost savings.
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

We could face additional tax obligations based on tax reform and the Emergence.
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
According to the Plan, the Successor Company indemnified the Predecessor Company for historical tax liabilities, including those related to the Emergence and prior tax contingencies. Tax laws are complex and subject to various interpretations. Tax authorities often challenge certain of our tax positions and may challenge other historical tax positions that are subject to indemnification under the Plan. If these challenges are successful, they could adversely affect the Successor Company’s effective tax rate and/or cash tax payments.

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
As of September 30, 2019, we had approximately $1.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings.
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
Item 5.        Other Information

None.

Item 6.    Exhibits

10.1†	Employment Agreement, by and between Hexion Inc. and Craig A. Rogerson

10.2†	Hexion Holdings Corporation 2019 Omnibus Incentive Plan

10.3†	Hexion Holdings Corporation 2019 Omnibus Incentive Plan Performance Stock Unit Award Agreement

10.4†	Hexion Holdings Corporation 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

† Represents a management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION INC.

Date:	November 14, 2019	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)