Form 10-Q
period 2020-03-31
HEXION INC.
filed 2020-05-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2020: 100

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4)	$250	$254
Accounts receivable (net of allowance for doubtful accounts of $4 and $3, respectively)	451	365
Inventories:
Finished and in-process goods	212	232
Raw materials and supplies	104	100
Other current assets	51	51
Total current assets	1,068	1,002
Investment in unconsolidated entities	17	17
Deferred tax assets	6	6
Other long-term assets	56	55
Property and equipment:
Land	109	116
Buildings	174	172
Machinery and equipment	1,351	1,368
	1,634	1,656
Less accumulated depreciation	(139)	(78)
	1,495	1,578
Operating lease assets	118	122
Goodwill	178	178
Other intangible assets, net	1,159	1,188
Total assets	$4,097	$4,146
Liabilities and Equity
Current liabilities:
Accounts payable	$315	$341
Debt payable within one year	80	70
Interest payable	24	35
Income taxes payable	22	17
Accrued payroll and incentive compensation	44	48
Current portion of operating lease liabilities	21	22
Other current liabilities	114	105
Total current liabilities	620	638
Long-term liabilities:
Long-term debt	1,834	1,715
Long-term pension and post employment benefit obligations	244	252
Deferred income taxes	155	164
Operating lease liabilities	83	86
Other long-term liabilities	207	216
Total liabilities	3,143	3,071
Commitments and contingencies (see Note 7)
Equity
Common stock —$0.01 par value; 100 shares authorized, issued and outstanding	—	—
Paid-in capital	1,170	1,165
Loan receivable from parent	(10)	—
Accumulated other comprehensive loss	(58)	(1)
Accumulated deficit	(148)	(89)
Total Hexion Inc. shareholders’ equity	954	1,075
Noncontrolling interest	—	—
Total equity	954	1,075
Total liabilities and equity	$4,097	$4,146
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net sales	$826	$886
Cost of sales (exclusive of depreciation and amortization shown below, see Note 2)	680	727
Selling, general and administrative expense (see Note 2)	75	88
Depreciation and amortization (see Note 2)	58	26
Asset impairments	16	—
Business realignment costs	21	4
Other operating expense, net	7	8
Operating (loss) income	(31)	33
Interest expense, net	26	80
Other non-operating income, net	—	(1)
Loss before income tax and earnings from unconsolidated entities	(57)	(46)
Income tax expense	3	7
Loss before earnings from unconsolidated entities	(60)	(53)
Earnings from unconsolidated entities, net of taxes	1	1
Net loss	$(59)	$(52)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net loss	$(59)	$(52)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(42)	—
Unrealized loss on cash flow hedge	(15)	—
Other comprehensive loss	(57)	—
Comprehensive loss	$(116)	$(52)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor	Predecessor
(In millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows used in operating activities
Net loss	$(59)	$(52)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	26
Non-cash asset impairments	16	—
Deferred tax benefit	(2)	—
Unrealized foreign currency losses	5	—
Non-cash stock based compensation expense	5	—
Other non-cash adjustments	3	—
Net change in assets and liabilities:
Accounts receivable	(104)	(84)
Inventories	7	(20)
Accounts payable	(8)	(21)
Income taxes payable	3	4
Other assets, current and non-current	(8)	(9)
Other liabilities, current and long-term	(18)	2
Net cash used in operating activities	(102)	(154)
Cash flows used in investing activities
Capital expenditures	(32)	(19)
Net cash used in investing activities	(32)	(19)
Cash flows provided by financing activities
Net short-term debt repayments	(10)	—
Borrowings of long-term debt	181	196
Repayments of long-term debt	(25)	(40)
Distribution of affiliate loan (see Note 4)	(10)	—
Net cash provided by financing activities	136	156
Effect of exchange rates on cash and cash equivalents, including restricted cash	(6)	—
Change in cash and cash equivalents, including restricted cash	(4)	(17)
Cash, cash equivalents and restricted cash at beginning of period	254	128
Cash, cash equivalents and restricted cash at end of period	$250	$111
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$36	$62
Income taxes, net	2	5
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Loan Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. (Deficit) Equity	Noncontrolling Interest	Total Shareholder’s (Deficit) Equity
Predecessor
Balance at December 31, 2018	$1	$526	$(296)	$—	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)
Net loss	—	—	—	—	—	(52)	(52)	—	(52)
Balance at March 31, 2019	$1	$526	$(296)	$—	$(18)	$(3,177)	$(2,964)	$(2)	$(2,966)

Successor
Balance at December 31, 2019	$—	$1,165	$—	$—	$(1)	$(89)	$1,075	$—	$1,075
Net loss	—	—	—	—	—	(59)	(59)	—	(59)
Stock-based compensation expense	—	5	—	—	—	—	5	—	5
Other comprehensive loss	—	—	—	—	(57)	—	(57)	—	(57)
Distribution of affiliate loan (see Note 4)	—	—	—	(10)	—	—	(10)	—	(10)
Balance at March 31, 2020	$—	$1,170	$—	$(10)	$(58)	$(148)	$954	$—	$954

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. In January 2020, the Company changed its reporting segments to align around its growth platforms. At March 31, 2020, the Company had three reportable segments: Adhesives; Coatings and Composites; and Corporate and Other.
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
Emergence from Chapter 11 and Fresh Start Accounting
On April 1, 2019, the Company, Hexion Holdings LLC, Hexion LLC and certain of the Company’s subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption In re Hexion TopCo, LLC, No. 19-10684 (the “Chapter 11 Cases”). The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On June 25, 2019, the Court entered an order (the “Confirmation Order”) confirming the Second Amended Joint Chapter 11 Plan of Reorganization of Hexion Holdings LLC and its Debtor Affiliates under Chapter 11 (the “Plan”). On the morning of July 1, 2019 (the "Effective Date"), in accordance with the terms of the Plan and the Confirmation Order, the Plan became effective and the Debtors emerged from bankruptcy (the “Emergence”).
As a result of the Company’s reorganization and emergence from Chapter 11 bankruptcy on the Effective Date, the Company’s direct parent is Hexion Intermediate Holding 2, Inc. (“Hexion Intermediate”), a holding company and wholly owned subsidiary of Hexion Intermediate Holding 1, Inc., a holding company and wholly owned subsidiary of Hexion Holdings Corporation, the ultimate parent of Hexion (“Hexion Holdings” or “Parent”). Prior to its reorganization, the Company’s parent was Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (now known as Hexion TopCo, LLC or “TopCo”), the previous ultimate parent entity of Hexion, which was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, Inc. and its subsidiaries, “Apollo”). On the Effective Date, the Company’s existing common stock were cancelled and 100 new shares of common stock were issued at a par value of $0.01 to the Company’s new direct parent Hexion Intermediate in accordance with the Plan.
On the Effective Date, the Company applied fresh start accounting to its financial statements, which resulted in a new basis of accounting and the Company became a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Condensed Consolidated Financial Statements after the Effective Date are not comparable with the Condensed Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on or before the Effective Date.
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

Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $10 and $9 is recorded within “Other current assets” at March 31, 2020 and December 31, 2019, respectively, in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 10 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $4 at both March 31, 2020 and December 31, 2019 represents deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Allowance for Doubtful Accounts—The Company adopted ASU 2016-13 (see definition below) on January 1, 2020. Under adoption of ASU 2016-13, the Company has updated its credit loss methodology to consider a broader range of reasonable and supportable information to inform its credit loss estimates. The Company utilizes a historical aging method disaggregated by portfolio segment of geographic region, and then the Company makes any necessary adjustments for current conditions and forecasts about future economic conditions for calculating its allowance for doubtful accounts. The Company evaluates each pooled receivables’ geographic region by differing regional industrial and economic conditions, overall end market conditions and groups of customers with similar risk profiles related to timing and uncertainty of future collections. If particular accounts receivable balances no longer display risk characteristics that are similar to other pooled receivables, the Company performs individual assessments of expected credit losses for those specific receivables. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
During the Successor three months ended March 31, 2020, the Company increased its current period allowance for doubtful accounts provision for expected credit losses by $1 to reflect current business conditions, forecasts of future economic conditions and the impacts related to the global business and market disruptions of the coronavirus disease 2019 (“COVID-19”) pandemic in accordance with ASU 2016-13 (see Note 13 for more information). These future economic conditions reflect the Company’s current expectations and assumptions regarding its business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and current business plans as of March 31, 2020. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors as discussed in the Risk Factors section in this Quarterly Report on Form 10-Q and in the Company’s most recent Annual Report filed on Form 10-K and other filings with the SEC. While the Company believes its assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible for the Company to anticipate all factors that could affect its actual results and any future impacts of COVID-19.
The Company recorded an allowance for doubtful accounts of $4 and $3 at March 31, 2020 and December 31, 2019, respectively, to reduce accounts receivable to their estimated net realizable value. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. There were write-offs of less than $1 and no recoveries for the Successor three months ended March 31, 2020.
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

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019:
	Previous Presentation Method	Effect of Presentation Change	As Reported
Cost of sales	$750	$(23)	$727
Selling, general and administrative expense	91	(3)	88
Depreciation and amortization	—	26	26
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2020 through the date of issuance of its unaudited Condensed Consolidated Financial Statements (See Note 13).

Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 820): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. New disclosures are also required with this standard. The standard is effective for annual and interim periods beginning after December 15, 2019. This standard impacts the Company’s accounts receivables and contract assets. The Company adopted ASU 2016-13 at January 1, 2020, using a modified retrospective adoption method. Under this method of adoption, there is no impact to the comparative Consolidated Statement of Operations and the Consolidated Balance Sheets. There was an immaterial impact of adopting ASU 2016-13 on the date of adoption.
In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for annual and interim periods beginning after December 15, 2019. The Company adopted ASU 2018-15 prospectively on January 1, 2020 and the adoption had an immaterial impact on its condensed consolidated financial statements.
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-14: Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The standard is effective for fiscal years ending after December 15, 2020. The Company is currently assessing the potential impact of ASU 2018-14 on its financial statements.
3. Asset Impairments
During the first quarter of 2020, the Company indefinitely idled certain assets within its Adhesives segment. These represented triggering events resulting in impairment evaluations of the fixed assets within both the oilfield and phenolic specialty resins asset groups. As a result, asset impairments totaling $16 were recorded in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations during the Successor three months ended March 31, 2020.
4. Related Party Transactions
Transactions with Apollo
As of the Company’s emergence from bankruptcy on July 1, 2019, Apollo is no longer a related party to the Company.
Management Consulting Agreement
The Company was party to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) pursuant to which the Company received certain structuring and advisory services from Apollo and its affiliates. Apollo was entitled to an annual fee equal to the greater of $3 or 2% of the Company’s Adjusted EBITDA. Apollo elected to waive charges of any portion of the annual management fee due in excess of $3 for the calendar year 2019.
During the Predecessor three months ended March 31, 2019, the Company recognized expense under the Management Consulting Agreement of $1. This amount is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statements of Operations. In conjunction with the Company’s Chapter 11 proceedings and the Support Agreement filed on April 1, 2019, Apollo agreed to waive its annual management fee for 2019. In connection with the Company’s emergence from Chapter 11, the Management Consulting Agreement was terminated pursuant to the Confirmation Order, as of the Effective Date.
Purchases and Sales of Products and Services with Apollo Affiliates
The Company sells products to various Apollo affiliates. These sales were $1 for the Predecessor three months ended March 31, 2019. There were no purchases during the Predecessor three months ended March 31, 2019.
Transactions with MPM
As of May 15, 2019, Momentive Performance Materials (“MPM”) is no longer under the common control of Apollo and no longer a related party to the Company.

Shared Services Agreement
The Company previously held a shared services agreement with MPM (the “Shared Services Agreement”). Under this agreement, the Company provided to MPM, and MPM provided to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement established certain criteria upon which the costs of such services are allocated between the Company and MPM. On March 14, 2019, MPM terminated the Shared Services Agreement, which triggered a transition period for the parties to work together to facilitate an orderly transition of services. In the first quarter of 2020, the transition of services was completed.
Pursuant to the Shared Services Agreement, during the Predecessor three months ended March 31, 2019 the Company incurred approximately $6 of net costs for shared services and MPM incurred approximately $5 of net costs for shared services. Included in the net costs incurred during the Predecessor three months ended March 31, 2019 were net billings from Hexion to MPM of $3 to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage.
Sales and Purchases of Products with MPM
The Company also sells products to, and purchases products from, MPM. There were no products sold during the Predecessor three months ended March 31, 2019. During the Predecessor three months ended March 31, 2019, the Company earned less than $1 from MPM as compensation for acting as distributor of products and had purchases from MPM of $7.
Other Transactions and Arrangements
In March 2020, the Company entered into a $10 short term affiliate loan with its Parent at a 0% interest rate to fund Parent share repurchases, which is recorded in “Loan Receivable from Parent” in the Condensed Consolidated Balance Sheets at March 31, 2020.
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Sales to joint ventures	$1	$1
Purchases from joint ventures	<1	1

	March 31, 2020	December 31, 2019
Accounts receivable from joint ventures	$1	$1
Accounts payable to joint ventures	<1	<1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $6 and $7 as of March 31, 2020 and December 31, 2019, respectively, from its unconsolidated forest products joint venture in Russia.
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

Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes.

Recurring Fair Value Measurements
As of March 31, 2020, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $3, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the Successor three months ended March 31, 2020 or the Predecessor three months ended March 31, 2019.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2020 and December 31, 2019, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
When its financial instruments are in an asset position, the Company is exposed to credit loss in the event of nonperformance by other parties to these contracts and evaluates their credit risk as a component of fair value.
Interest Rate Swap
The Company will from time to time use interest rate swaps to alter interest rate exposures between floating and fixed rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated using an agreed-upon notional principal amount. The counter-parties to the interest rate swap agreements are financial institutions with investment grade ratings.
In October 2019, the Company executed an interest rate swap syndication agreement where by Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, beginning January 1, 2020 through January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the Company’s variable rate Senior Secured Term Loan denominated in USD ($720 outstanding at March 31, 2020). The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). For the Hedge, the Company records changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to the unaudited Condensed Consolidated Statement of Operations in the same period that the hedged transaction affects net income and in the same unaudited Condensed Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
The following tables summarize the Company’s derivative financial instrument designated as a hedging instrument:

		March 31, 2020		December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Asset
Derivatives designated as hedging instruments
Interest Rate Swap	Other current (liabilities)/assets	$300	$(12)	$300	$3
Total derivatives designated as hedging instruments			$(12)		$3

	Amount of Loss Recognized in OCI on Derivative for the Three Months Ended:
	Successor	Predecessor
Derivatives designated as hedging instruments	March 31, 2020	March 31, 2019
Interest Rate Swaps
Interest Rate Swap	$(15)	$—
Total	$(15)	$—
In the Successor period three months ended March 31, 2020, the Company reclassified a gain of less than $1 from OCI to “Interest expense, net” on the Condensed Consolidated Statement of Operations related to the settlement of a portion of the Hedge.
Interest Rate Cap
In 2019, the Company executed an interest rate cap derivative instrument for a premium amount of less than $1. This instrument is a derivative under ASC 815 that does not qualify for hedge accounting and as a result, changes in fair value are recognized within earnings throughout the term of the instrument. For the Successor three months ended March 31, 2020, the Company recognized an unrealized loss of less than $1 for the change in fair value of the instrument, which is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statement of Operations.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2020
Debt	$1,914	$—	$1,797	$60	$1,857
December 31, 2019
Debt	$1,785	$—	$1,751	$64	$1,815
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
6. Debt Obligations
Debt outstanding at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020		December 31, 2019
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$164	$—	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $7 of unamortized debt discount)	706	7	708	7
Senior Secured Term Loan - EUR due 2026 (includes $4 of unamortized debt discount)	464	—	473	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	450	—
Other Borrowings:
Australia Facility due 2021	—	26	27	4
Brazilian bank loans	4	22	7	34
Lease obligations (1)	46	14	50	14
Other	—	11	—	11
Total	$1,834	$80	$1,715	$70

(1)	Lease obligations include finance leases and sale leaseback financing arrangements.

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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2020 and December 31, 2019:

	Liability		Range of Reasonably Possible Costs at March 31, 2020
Site Description	March 31, 2020	December 31, 2019	Low	High
Geismar, LA	$12	$12	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	6	6	5	14
Currently-owned	7	8	4	13
Formerly-owned:
Remediation	20	21	17	39
Monitoring only	—	1	—	1
Total	$48	$51	$37	$95
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At March 31, 2020 and December 31, 2019, $17 and $18 of these liabilities have been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities” within the unaudited Condensed Consolidated Balance Sheets.
Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2020:
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $3 at both March 31, 2020 and December 31, 2019 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both March 31, 2020 and December 31, 2019, $2 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
8. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating (income) expense, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized less than $1 of net non-pension postretirement benefit cost for both the Successor three months ended March 31, 2020 and for the Predecessor three months ended March 31, 2019. Following are the components of net pension benefit cost recognized by the Company for the Successor three months ended March 31, 2020 and for the Predecessor three months ended March 31, 2019 :

	Pension Benefits
	Successor		Predecessor
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$4
Interest cost on projected benefit obligation	1	2	2	2
Expected return on assets	(3)	(3)	(3)	(3)
Net (benefit) expense	$(1)	$3	$—	$3

9. Stock Based Compensation
The Company grants stock-based compensation to employees, directors, and other key service providers under the Hexion Holdings Corporation 2019 Omnibus Incentive Plan (the “2019 Incentive Plan”). Under the 2019 Incentive Plan, the Company may grant stock options, restricted stock units, performance stock units and other equity-based awards to be awarded from time to time as the Board of Directors of Hexion Holdings (the “Board”) determines. The restricted and performance stock units are deemed to be equivalent to one share of common stock of Hexion Holdings. The awards contain restrictions on transferability and other typical terms and conditions.
In the first quarter of 2020, Hexion Holdings granted 821,758 Restricted Stock Units (“RSUs”) to certain employees and non-employee directors that time vest over three years with a weighted average grant date fair value of $15.80 per share. Additionally, Hexion Holdings granted 823,619 Performance Stock Units (“PSUs”) to certain employees that vest based on performance conditions with a weighted average grant date fair value of $15.80. Compensation cost will be recognized over the service period of the PSUs once the satisfaction of the applicable performance condition is deemed probable. As of March 31, 2020, the Company performance conditions underlying the PSU's were not considered probable of occurring and thus no expense has been recorded.
As of March 31, 2020, there were no RSUs or PSUs forfeited and all units were unvested.
The Company recognized a total of $5 of stock-based compensation costs for the Successor three months ended March 31, 2020 and there were no stock-based compensation costs for the Predecessor three months ended March 31, 2019. The amounts are included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations.
10. Segment Information
Realignment of Reportable Segments in 2020
As part of the Company’s continuing efforts to drive growth and greater operating efficiencies, in January 2020, the Company changed its reporting segments to align around its two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At March 31, 2020, the Company has three reportable segments, which consist of the following businesses:

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

The Company has recast its Net Sales and Segment EBITDA (as defined below) for the Predecessor three months ended March 31, 2019 to reflect the new reportable segments. The recast of previously issued financial information does not represent a correction of error with respect to, and has no impact on, the Company’s previously issued financial statements.

Reportable Segments
Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses not allocated to continuing segments.
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
Following is net sales by reportable segment disaggregated by geographic region:

	Successor			Predecessor
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019 (2)
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$295	$154	$449	$332	$137	$469
Europe	102	154	256	114	152	266
Asia Pacific	33	50	83	42	54	96
Latin America	38	—	38	55	—	55
Total	$468	$358	$826	$543	$343	$886

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Previously reported Net Sales by reportable segment for the Predecessor three months ended March 31, 2019 is shown below:

	Predecessor
	Three Months Ended March 31, 2019
	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total
North America	$260	$209	$469
Europe	47	219	266
Asia Pacific	33	63	96
Latin America	55	—	55
Total	$395	$491	$886

Reconciliation of Net Loss to Segment EBITDA:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Reconciliation:
Net loss	$(59)	$(52)
Income tax expense	3	7
Interest expense, net	26	80
Depreciation and amortization (1)	58	26
EBITDA	28	61
Adjustments to arrive at Segment EBITDA:
Asset impairments	$16	$—
Business realignment costs	21	4
Transaction costs	3	23
Realized and unrealized foreign currency losses	6	1
Other non-cash items (2)	12	2
Other	3	12
Total adjustments	61	42
Segment EBITDA	$89	$103

Segment EBITDA (3):
Adhesives	$71	$76
Coatings and Composites	39	44
Corporate and Other	(21)	(17)
Total	$89	$103

(1)	For the three months ended March 31, 2020 accelerated depreciation of $2 has been included in “Depreciation and amortization.”

(2)	For the three months ended March 31, 2020, primarily included expenses for stock-based compensation costs of $5, long-term retention programs of $3 and non-cash fixed asset write-offs of $2.

(3)	Previously reported Segment EBITDA by reportable segment for the Predecessor three months ended March 31, 2019 is shown below:

Predecessor
Three Months Ended March 31, 2019
Segment EBITDA:
Forest Products Resins	$68
Epoxy, Phenolic and Coating Resins	52
Corporate and Other	(17)
Total	$103
Adjustments to arrive at Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other unusual or non-recurring income and expenses.
For the Successor three months ended March 31, 2020, business realignment costs primarily included severance costs of $8 related to certain in-process cost reduction activities, $6 related to certain in-process facility rationalizations, $4 of one-time implementation costs associated with the creation of a business services group within the Company and a $2 increase in legacy environmental reserves for future clean-up of closed facilities. For the Predecessor three months ended March 31, 2019, business realignment costs primarily included costs related to certain in-process facility rationalizations and cost reduction activities.
For the Successor three months ended March 31, 2020, transaction costs included certain professional fees related to strategic projects. For the Predecessor three months ended March 31, 2019, transaction costs primarily included $21 of certain professional fees and other expenses related to the Company’s Chapter 11 Proceedings incurred prior to the date of filing.
For the Successor three months ended March 31, 2020, items classified as “Other” included expenses related to legacy liabilities. For the Predecessor three months ended March 31, 2019, items classified as “Other” primarily included expenses from management fees and expenses related to legacy liabilities.

11. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the Successor three months ended March 31, 2020 and the Predecessor three months ended March 31, 2019:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Predecessor
Balance at December 31, 2018	$(1)	$(17)	$—	$(18)
Change in value	—	—	—	—
Balance at March 31, 2019	$(1)	$(17)	$—	$(18)
Successor
Balance at December 31, 2019	$—	$(3)	$2	$(1)
Change in value	—	(42)	(15)	(57)
Balance at March 31, 2020	$—	$(45)	$(13)	$(58)
12. Income Taxes
The income tax expense for the Successor three months ended March 31, 2020 and the Predecessor three months ended March 31, 2019 was $3 and $7, respectively. The income tax expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor three months ended March 31, 2020 and for the Predecessor three months ended March 31, 2019 was (5)% and (15)%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
13. COVID-19 Impacts
In March 2020, the World Health Organization categorized COVID-19 as a global pandemic. Subsequent to March 31, 2020, the United States, and the global regions where the Company operates, continue to be impacted by COVID-19. Around the world, local governments’ responses to COVID-19 continue to evolve, which has led to stay-at-home orders and social distancing guidelines that have disrupted various industries in the global economy.
During this pandemic, the Company has implemented additional guidelines to further protect the health and safety of its employees as the Company continues to operate with its suppliers and customers. The Company has committed to maintaining a paramount focus on the safety of its employees while minimizing potential disruptions caused by COVID-19. For example, the Company is following all legislatively-mandated travel directives in the various countries where it operates, and the Company has also put additional travel restrictions in place for its associates designed to reduce the risk from COVID-19. Additionally, the Company is utilizing extended work from home options to protect its office associates, while adjusting its meeting protocols and processes at its manufacturing sites.
The Company’s businesses have been designated by many governments as essential businesses as of March 31, 2020 and the vast majority of the Company’s operations are continuing. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its businesses and geographies, including the impact on its facilities, employees, customers, suppliers, vendors, business partners and distribution. While the Company did not incur significant adverse financial impacts or business disruptions during the three months ended March 31, 2020 from COVID-19, it is unable to predict the impact that COVID-19 will have on its future financial position, operating results or cash flows due to numerous uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and the actions to contain the virus or treat its impact, among others.

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
Within the following discussion, unless otherwise stated, “the first quarter of 2020” refers to the three months ended March 31, 2020 and “the first quarter of 2019” refers to the three months ended March 31, 2019.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under the caption “Overview and Outlook,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “might,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the SEC. While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, the impact of our indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs, uncertainties related to COVID-19 and the impact of our responses to it and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview and Outlook
COVID-19 Impact
In March 2020, the World Health Organization categorized COVID-19 as a global pandemic. Subsequent to March 31, 2020, the United States, and the global regions where we operate, continue to be impacted by COVID-19. Around the world, local governments’ responses to COVID-19 continue to evolve, which has led to stay-at-home orders and social distancing guidelines that have disrupted various industries in the global economy.
During this pandemic, we have implemented additional guidelines to further protect the health and safety of our employees as we continue to operate with our suppliers and customers. We have committed to maintaining a paramount focus on the safety of our employees while minimizing potential disruptions caused by COVID-19. For example we are following all legislatively-mandated travel directives in the various countries where we operate, and we have also put additional travel restrictions in place for our associates designed to reduce the risk from COVID-19. Additionally, we are utilizing extended work from home options to protect our office associates, while adjusting our meeting protocols and processes at our manufacturing sites.
Our businesses have been designated by many governments as essential businesses as of March 31, 2020 and the vast majority of our operations are continuing. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our businesses and geographies, including its impact on our facilities, employees, customers, suppliers, vendors, business partners and distribution. While we did not incur significant adverse financial impacts or business disruptions during the three months ended March 31, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our future financial position, operating results or cash flows due to numerous uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and the actions to contain the virus or treat its impact, among others.
Business Overview
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
Realignment of Reportable Segments in 2020
As part of our continuing efforts to drive growth and greater operating efficiencies, in January 2020, we changed our reporting segments to align around our two growth platforms: Adhesives; and Coatings and Composites. At March 31, 2020, we have three reportable segments, which consist of the following businesses:

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

In this quarterly report on form 10-Q, we have recast our Net Sales and Segment EBITDA by reportable segment, for the comparable Predecessor three months ended March 31, 2019 to reflect the new reportable segments. The recast of previously issued financial information does not represent a correction of error with respect to, and has no impact on, our previously issued financial statements.
Fresh Start Accounting
As a result of the Company’s reorganization and emergence from Chapter 11 on the Effective Date, we applied fresh start accounting to our financial statements, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Condensed Consolidated Financial Statements after the Effective Date are not comparable with the Condensed Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on or before the Effective Date.

2020 Overview
Following are highlights from our results of operations for the three months ended March 31, 2020 and 2019:

	Successor	Predecessor
	March 31, 2020	March 31, 2019	$ Change	% Change
Statements of Operations:
Net sales	$826	$886	$(60)	(7)%
Operating (loss) income	(31)	33	(64)	(194)%
Loss before income tax	(57)	(46)	(11)	24%
Net loss	(59)	(52)	(7)	13%
Segment EBITDA:
Adhesives	$71	$76	$(5)	(7)%
Coatings and Composites	39	44	(5)	(11)%
Corporate and Other	(21)	(17)	(4)	24%
Total	$89	$103	$(14)	(14)%

•
Net Sales—In the first three months of 2020, net sales decreased by $60, or 7%, compared to the first three months of 2019. Pricing negatively impacted sales by $57 due primarily to raw material decreases contractually passed through to customers across many of our businesses, as well as continued competitive market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $15 due to the weakening of various foreign currencies against the U.S. dollar in the first three months 2020 compared to the first three months of 2019. Volume increases positively impacted net sales by $12 related to improved volumes in our base and specialty epoxy resins businesses driven by strong demand, most notably in global wind energy. These volume increases were partially offset by volume reductions in our phenolic specialty resins and Latin American resins businesses driven by overall weakness in the market, primarily in the automotive and construction industries.

•
Net Loss—In the first three months of 2020, net loss increased by $7 as compared to the first three months of 2019. This increase in net loss was driven by a reduction in operating income of $64, primarily related to an increase of $32 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, $16 of asset impairments in our oilfield and phenolic specialty resins businesses in the first quarter 2020, a $17 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions and a decrease in gross profit due primarily to the margin reductions in our base epoxy resins business discussed above. These unfavorable changes to net loss are partially offset by a reduction in interest expense of $54 as a result of the restructuring of our debt through our Chapter 11 proceedings and $21 of costs related to our Chapter 11 proceedings incurred in the first quarter 2019 prior to filing for bankruptcy.

•
Segment EBITDA—For the first three months of 2020, Segment EBITDA was $89, a decrease of 14% compared with $103 in the first three months of 2019. This decrease was primarily due to margin reductions in our base epoxy resins business driven by continued competitive market conditions, partially offset by margin and volume improvements in our versatic acids business.

•
Restructuring and Cost Reduction Activities—During the first three months of 2020, we achieved $8 in cost savings related to our cost reduction activities. These activities include certain in-process facility rationalizations and the creation of a business service group within the Company to provide certain administrative functions for us going forward. Overall we have $15 of in-process cost savings related to these activities, which we expect to realize over the next 12 months.

Short-term Outlook
Overall, we expect COVID-19 impacts to challenge our business results throughout the remainder of 2020. While our businesses have been designated by many governments as essential businesses which has allowed our operations to continue during the pandemic, we saw weaker economic conditions begin to develop in the latter half of March 2020, specifically within automotive and certain industrial markets. We expect these weaknesses and overall lower global economic demand caused by COVID-19 to impact our sales and profitability results beginning in the second quarter 2020. While circumstances around COVID-19 continue to evolve, thus creating uncertainties around predicting the future impacts on our financial results, we anticipate that both of our operating segments will be impacted in some manner by COVID-19 through 2020, due to the global economic impacts of this pandemic.
We anticipate that the COVID-19 pandemic will have a modest impact on our overall Coatings and Composites segment due to the markets and geographies in which this segment operates. Despite overall economic headwinds, we expect improvement in our epoxy specialty business in 2020 due to the ongoing introduction of new products and government supported investment in the China wind energy market, as well as a strong global wind energy market. We expect competitive market conditions in our base epoxy business to continue throughout 2020.
Within our Adhesives segment, we expect year over year declines in Segment EBITDA in our North American forest products resins business based on the latest expectations in U.S. housing starts, remodeling and COVID-19 impacts. We also expect COVID-19 to negatively impact volumes in our North American formaldehyde business in 2020. We also expect weaker volumes in our phenolic specialty resins business due primarily to the impact of COVID-19 on the automotive industry.
We also anticipate that all of our businesses will continue to benefit from the savings associated with our restructuring and cost reduction initiatives. In addition, we expect lower raw material costs to positively impact results across many of our businesses. Further, we plan to implement a variety of growth and efficiency initiatives in 2020, which include accelerating new product development efforts and process improvement initiatives. Lastly, despite the prevailing economic headwinds, the benefits our new capital structure and decreasing working capital will have a positive impact on free cash flow in 2020.
Matters Impacting Comparability of Results
Chapter 11 Bankruptcy and Fresh Start Accounting Impacts
As a result of the emerging from Chapter 11 and qualifying for the application of fresh-start accounting, at the Effective Date, our assets and liabilities were recorded at their estimated fair values which, in some cases, were significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not directly comparable to our financial condition and results of operations prior to the Effective Date. Specifically, our depreciation and amortization expense after the Effective Date reflects the step-up of fixed and intangible assets as a result of fresh-start accounting, and our interest expense after the Effective Date reflects the restructuring of our debt through the Chapter 11 process.
In addition, we incurred costs related to our Chapter 11 proceedings prior to filing. For the three months ended March 31, 2019, these costs were $21 and are classified within “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Raw Material Prices
Raw materials comprise approximately 80% of our cost of sales (excluding depreciation expense). The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first three months of 2020 compared to the first three months of 2019, the average price of phenol increased by approximately 16% and the average price of urea and methanol decreased by approximately 4% and 15%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Other Comprehensive Loss
Our other comprehensive loss is primarily impacted by foreign currency translation. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 55% of our sales in the first three months of 2020. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar.
In 2019, we entered into an interest rate swap agreement to hedge interest rate variability caused by quarterly changes in cash flow due to associated changes in LIBOR under our Senior Secured Term Loan. This swap was designed as a cash flow hedge and the change in fair value was recorded in “Accumulated other comprehensive loss”.
The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other non-pension postretirement benefit plans (“OPEB”), as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such amounts. Upon the application of fresh start accounting, on the Effective Date, all prior unrecognized service cost within accumulated other comprehensive income related to our defined benefit pension and OPEB plans were reset in accordance with ASC 852.

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	$	% of Net Sales	$	% of Net Sales
Net sales	$826	100%	$886	100%
Cost of sales (exclusive of depreciation and amortization shown below, see Note 2)	680	82%	727	82%
Selling, general and administrative expense (see Note 2)	75	9%	88	10%
Depreciation and amortization (see Note 2)	58	7%	26	3%
Asset impairments	16	2%	—	—%
Business realignment costs	21	3%	4	—%
Other operating expense, net	7	1%	8	1%
Operating (loss) income	(31)	(4)%	33	4%
Interest expense, net	26	3%	80	9%
Other non-operating income, net	—	—%	(1)	—%
Total non-operating expense	26	3%	79	9%
Loss before income tax and earnings from unconsolidated entities	(57)	(7)%	(46)	(5)%
Income tax expense	3	—%	7	1%
Loss before earnings from unconsolidated entities	(60)	(7)%	(53)	(6)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Net loss	(59)	(7)%	(52)	(6)%
Other comprehensive loss	$(57)		$—
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
Net Sales
In the first three months of 2020, net sales decreased by $60, or 7%, compared to the first three months of 2019. Pricing negatively impacted sales by $57 due primarily to raw material decreases contractually passed through to customers across many of our businesses, as well as continued competitive market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $15 due to the weakening of various foreign currencies against the U.S. dollar in the first three months of 2020 compared to the first three months of 2019. Volume increases positively impacted net sales by $12 related to improved volumes in our base and specialty epoxy resins businesses driven by strong demand, most notably in global wind energy. These volume increases were partially offset by volume reductions in our phenolic specialty resins and Latin American resins businesses driven by overall weakness in the market, primarily in the automotive and construction industries.
Operating Income
In the first three months of 2020, operating income decreased by $64 compared to the first three months of 2019. This decrease was driven by an increase of $32 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, $16 of asset impairments in our oilfield and phenolic specialty resins businesses in the first quarter 2020, a $17 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions and a decrease in gross profit due primarily to the margin reductions in our base epoxy resins business discussed above. This reductions to operating income were partially offset by $21 of costs related to our Chapter 11 proceedings incurred in the first quarter 2019 prior to filing for bankruptcy.
Non-Operating Expense
In the first three months of 2020, total non-operating expense decreased by $53 compared to the first three months of 2019 due to a decrease in interest expense of $54 as a result of our the restructuring of our debt through our Chapter 11 proceedings.

Income Tax Expense
The income tax expense for the Successor three months ended March 31, 2020 and the Predecessor three months ended March 31, 2019 was $3 and $7, respectively. The income tax expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor three months ended March 31, 2020 and for the Predecessor three months ended March 31, 2019 was (5)% and (15)%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first three months of 2020, foreign currency translation negatively impacted other comprehensive loss by $42, due to an overall weakening of various foreign currencies against the U.S. dollar in the first three months of 2020 and an unrealized loss of $15 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
For the first three months of 2019, foreign currency translation had no impact on other comprehensive loss, due to various foreign currencies remaining relatively flat against the U.S. dollar in the first three months of 2019.
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

	Successor	Predecessor
	Three Months Ended March 31,
	2020	2019(2)
Net Sales (1):
Adhesives	$468	$543
Coatings and Composites	358	343
Total	$826	$886

Segment EBITDA:
Adhesives	$71	$76
Coatings and Composites	39	44
Corporate and Other	(21)	(17)
Total	$89	$103

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)	Previously reported Net Sales and Segment EBITDA by reportable segment for the Predecessor three months ended March 31, 2019 is shown below:

Predecessor
Three Months Ended March 31, 2019
Net Sales:
Forest Products Resins	$395
Epoxy, Phenolic and Coating Resins	491
Total	$886

Segment EBITDA:
Forest Products Resins	$68
Epoxy, Phenolic and Coating Resins	52
Corporate and Other	(17)
Total	$103

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019 Segment Results
Following is an analysis of the percentage change in net sales by segment from the Successor three months ended March 31, 2020 to the Predecessor three months ended March 31, 2019:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	(5)%	(7)%	(2)%	(14)%
Coatings and Composites	12%	(6)%	(2)%	4%
Adhesives
Net sales in the first three months of 2020 decreased by $75, or 14%, when compared to the first three months of 2019. Pricing negatively impacted net sales by $36, primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Volumes negatively impacted net sales by $29, primarily related to volume reductions in our phenolic specialty resins and Latin American resins businesses driven by overall weakness in the market, primarily in the automotive and construction industries. Lastly, foreign currency translation negatively impacted net sales by $10, due largely to the weakening of various foreign currencies against the U.S. dollar in the first three months of 2020 compared to the first three months of 2019.
Segment EBITDA in the first three months of 2020 decreased by $5 to $71, when compared to the first three months of 2019. This decrease was primarily driven by competitive pricing pressures in our North American forest products resins business and the volume decreases in our phenolic specialty resins business discussed above. COVID-19 negatively impacted first quarter Segment EBITDA by approximately $3.
Coatings and Composites
Net sales in the first three months of 2020 increased by $15, or 4%, when compared to the first three months of 2019. Volumes positively impacted net sales by $41 related to improved volumes in our base and specialty epoxy resins businesses driven by strong demand, most notably in global wind energy. Pricing negatively impacted net sales by $21 due primarily to raw material decreases contractually passed through to customers across many of our businesses, as well as continued competitive market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $5, due primarily to the weakening of various foreign currencies against the U.S. dollar in the first three months of 2020 compared to the first three months of 2019.
Segment EBITDA in the first three months of 2020 decreased by $5 to $39 compared to the first three months of 2019. The decrease was primarily due to margin reductions in our base epoxy resins business driven by continued competitive market conditions, partially offset by margin and volume improvements in our versatic acids business. COVID-19 negatively impacted first quarter Segment EBITDA by approximately $1.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the first three months of 2020 increased by $4 compared to the first three months of 2019 due primarily to timing of incentive and group insurance accruals of $2, unfavorable foreign exchange impacts of $1 and the impact of termination of our Shared Services Agreement with MPM, partially offset by savings associated with our ongoing cost reduction efforts.

Reconciliation of Net Loss to Segment EBITDA:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Reconciliation:
Net loss	$(59)	$(52)
Income tax expense	3	7
Interest expense, net	26	80
Depreciation and amortization (1)	58	26
EBITDA	28	61
Adjustments to arrive at Segment EBITDA:
Asset impairments	$16	$—
Business realignment costs	21	4
Transaction costs	3	23
Realized and unrealized foreign currency losses	6	1
Other non-cash items (2)	12	2
Other	3	12
Total adjustments	61	42
Segment EBITDA	$89	$103

Segment EBITDA (3):
Adhesives	$71	$76
Coatings and Composites	39	44
Corporate and Other	(21)	(17)
Total	$89	$103

(1)	For the three months ended March 31, 2020 accelerated depreciation of $2 has been included in “Depreciation and amortization.”

(2)	For the three months ended March 31, 2020, primarily included expenses for stock-based compensation costs of $5, long-term retention programs of $3 and non-cash fixed asset write-offs of $2.

(3)	Previously reported Segment EBITDA by reportable segment for the Predecessor three months ended March 31, 2019 is shown below:

Predecessor
Three Months Ended March 31, 2019
Segment EBITDA:
Forest Products Resins	$68
Epoxy, Phenolic and Coating Resins	52
Corporate and Other	(17)
Total	$103

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other unusual or non-recurring income and expenses.
For the Successor three months ended March 31, 2020, business realignment costs primarily included severance costs of $8 related to certain in-process cost reduction activities, $6 related to certain in-process facility rationalizations, $4 of one-time implementation costs associated with the creation of a business services group within the Company and a $2 increase in legacy environmental reserves for future clean-up of closed facilities. For the Predecessor three months ended March 31, 2019, business realignment costs primarily included costs related to certain in-process facility rationalizations and cost reduction activities.
For the Successor three months ended March 31, 2020, transaction costs included certain professional fees related to strategic projects. For the Predecessor three months ended March 31, 2019, transaction costs primarily included $21 of certain professional fees and other expenses related to our Chapter 11 Proceedings incurred prior to the date of filing.
For the Successor three months ended March 31, 2020, items classified as “Other” included expenses related to legacy liabilities. For the Predecessor three months ended March 31, 2019, items classified as “Other” primarily included expenses from management fees and expenses related to legacy liabilities.

Liquidity and Capital Resources
2020 Outlook
Following our emergence from our Chapter 11 proceedings, we believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our ABL Facility. The impact of the Plan on our capital structure resulted in a reduction of more than $200 in our annual debt service obligations and the additional liquidity from the Rights Offerings has provided operational and financial flexibility and allowed us to be well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs.
As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs. We have taken a number of actions to mitigate the unfavorable liquidity impacts of the pandemic, including:

•	Reducing our anticipated 2020 capital expenditures to between $100 and $110 and reviewing the timing of manufacturing turnarounds at certain of our sites;

•	Continuing to focus on reducing working capital, which we expect to be positively impacted by the pass through of significantly lower raw material prices;

•	Reducing selling, general and administrative expense wherever possible, including travel and other discretionary spending items, as well as moving to a managed services model;

•
Delaying approximately $15 of certain tax payments to later in 2020 and deferring $5 of certain tax payments to future years in conjunction with the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and tax relief measures in other jurisdictions where we operate; and

•	Drawing down $164 on our ABL Facility as a precautionary measure to increase cash balances and preserve financial flexibility.
Our short-term cash needs are expected to include funding operations as currently planned and we believe that we will be able to meet our liquidity needs over the next 12 months based on our current projections of cash flow from operations and borrowing availability under financing arrangements.
At March 31, 2020, we had $1,914 of outstanding debt and $440 in liquidity consisting of the following:

•	$246 of unrestricted cash and cash equivalents (of which $124 is maintained in foreign jurisdictions);

•	$126 of borrowings available under our ABL Facility ($350 borrowing base less $164 of outstanding borrowings and $60 of outstanding letters of credit); and

•	$68 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2020 and December 31, 2019 was $452 and $356, respectively. A summary of the components of our net working capital as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	% of LTM Net Sales	December 31, 2019	% of LTM Net Sales
Accounts receivable	$451	14%	$365	11%
Inventories	316	10%	332	10%
Accounts payable	(315)	(10)%	(341)	(10)%
Net working capital (1)	$452	14%	$356	11%

(1)
Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.

The increase in net working capital of $96 from December 31, 2019 was driven by an increase in accounts receivable of $86 and a decrease in accounts payable of $26, partially offset by a decrease in inventory of $16. The increase in accounts receivable was primarily the result of increased volumes in the first quarter of 2020 compared to the fourth quarter of 2019 due to seasonality of our businesses, and the decrease in inventories was driven by raw material price decreases in the first quarter of 2020. The decrease in accounts payable was largely related to timing of vendor payments as well as raw material price decreases. The overall change in working capital is consistent with historical seasonality.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

(Uses) sources of cash:
Operating activities	$(102)	$(154)
Investing activities	(32)	(19)
Financing activities	136	156
Effect of exchange rates on cash flow	(6)	—
Net change in cash and cash equivalents	$(4)	$(17)
Operating Activities
In the first three months of 2020, operations used $102 of cash. Net loss of $59 included $85 of net non-cash expense items, consisting of depreciation and amortization of $58, non-cash asset impairments of $16, unrealized foreign currency losses of $5, non-cash stock based compensation expense of $5 and partially offset by a deferred tax benefit of $2. Net working capital used $105, which was largely driven by increases in accounts receivable due primarily to seasonality of our businesses. Changes in other assets and liabilities and income taxes payable used $23 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
In the first three months of 2019, operations used $154 of cash. Net loss of $52 included $26 of net non-cash expense items related to depreciation and amortization. Net working capital used $125, which was largely driven by increases in accounts receivables due primarily to seasonality of our businesses. Changes in other assets and liabilities and income taxes payable used $3 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the first three months of 2020, investing activities used $32 of cash related to capital expenditures. In the first three months of 2019, investing activities used $19 of cash related to capital expenditures.
Financing Activities
In the first three months of 2020, financing activities provided $136 of cash. Net short-term debt borrowings were $10, net long-term debt borrowings were $156 and distribution of affiliate loan of $10. Our long-term debt borrowings primarily consisted of $164 of ABL borrowings in the first quarter of 2020.
In the first three months of 2019, financing activities provided $156 of cash. Net long-term debt borrowings were $156. Our long-term debt borrowings primarily consisted of $159 of additional ABL borrowings in the first quarter of 2019.
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
The following table reconciles net income to EBITDA and Pro Forma EBITDA for the twelve month period that includes combined information from the Predecessor Company from April 1, 2019 through July 1, 2019 and the Successor Company from July 2, 2019 through March 31, 2020, and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

March 31, 2020
LTM Period
Net income	$2,797
Income tax expense	209
Interest expense, net	89
Depreciation and amortization	195
EBITDA	3,290
Adjustments to arrive at Pro Forma EBITDA:
Asset impairments	16
Business realignment costs (1)	56
Realized and unrealized foreign currency losses	5
Unrealized losses on pension and postretirement benefits (2)	5
Transaction costs (3)	16
Reorganization items, net (4)	(3,105)
Non-cash impact of inventory step-up (5)	29
Other non-cash items (6)	29
Acceleration of deferred revenue (7)	18
Other (8)	30
Cost reduction programs savings (9)	15
Pro Forma EBITDA	$404
Pro forma fixed charges (10)	$106
Ratio of Pro Forma EBITDA to Fixed Charges (11)	3.81

(1)
Primarily represents costs related to certain in-process cost reduction activities, including severance costs of $25, $14 related to certain in-process facility rationalizations, an $10 increase in legacy environmental reserves for future clean-up of closed facilities and one-time implementation costs associated with the creation of a business services group within the Company of $4.

(2)	Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.

(3)	Represents certain professional fees related to strategic projects, including $8 of certain professional fees and other expenses related to our Chapter 11 proceedings incurred post-emergence.

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

(6)	Primarily include expenses for stock-based compensation costs of $13, non-cash fixed asset write-offs of $10 and long-term retention programs of $4.

(7)	Represents the impact of deferred revenue that was accelerated on July 1 as part of fresh start accounting.

(8)	Represents business optimization expenses of $6, IT outage costs of $4 and expenses related to legacy liabilities.

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

(10)	Reflects pro forma interest expense based on interest rates at March 31, 2020.

(11)
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
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2020 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Acting Chief Executive Officer and Executive Vice President, Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, the Acting Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
There have been no other material developments during the first quarter of 2020 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A.    Risk Factors
Our operations and results may be negatively impacted by the COVID-19 outbreak.
Global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent COVID-19 pandemic, may adversely affect us.
Since December 2019, the COVID-19 virus which was first reported in Wuhan, China, has spread further in China and other regions including Europe and the United States, where we have operations. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Around the world, local governments’ responses to COVID-19 continue to evolve, which has led to stay-at-home orders and social distancing guidelines that have disrupted various industries in the global economy and created significant volatility in the financial markets.
While the Company did not incur significant adverse financial impacts or business disruptions during the three months ended March 31, 2020 from COVID-19, future COVID developments could adversely result in business and manufacturing disruption, inventory shortages, delivery delays, our ability to obtain financing on favorable terms, and reduced sales due to an economic downturn that could affect demand for our products. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.        Defaults upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
This item is not applicable to the registrant.
Item 5.        Other Information
As of the filing date of this current report on Form 10-Q, Craig Rogerson, the Company’s Chairman and Chief Executive Officer (“CEO”), remains on a medical leave of absence. As resolved by the Hexion Holdings Board of Directors on March 29, 2020, George Knight, the Company’s Executive Vice President and Chief Financial Officer, has been named acting CEO and has assumed all of Mr. Rogerson’s authority and responsibilities until he returns from his leave of absence.

Item 6.    Exhibits

10.1†	Hexion Holdings Corporation 2020 Incentive Compensation Plan

10.2†	Hexion Holdings Corporation 2019 Omnibus Incentive Plan Performance Stock Unit Award Agreement

10.3†	Hexion Holdings Corporation 2019 Omnibus Incentive Plan Restricted Stock Unit Award Agreement

31.1	Rule 13a-14 Certifications:

(a) Certificate of the Acting Chief Executive Officer and Executive Vice President, Chief Financial Officer

32.1	Section 1350 Certifications

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

† Represents a management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION INC.

Date:	May 14, 2020	/s/ George F. Knight
George F. Knight
Acting Chief Executive Officer and Executive Vice President, Chief Financial Officer
(Principal Financial Officer)