Form 10-Q
period 2020-06-30
HEXION INC.
filed 2020-08-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2020: 100

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $3 and $4, respectively)	$295	$254
Accounts receivable (net of allowance for doubtful accounts of $3)	365	365
Inventories:
Finished and in-process goods	230	232
Raw materials and supplies	89	100
Other current assets	45	51
Total current assets	1,024	1,002
Investment in unconsolidated entities	18	17
Deferred tax assets	6	6
Other long-term assets	54	55
Property and equipment:
Land	110	116
Buildings	177	172
Machinery and equipment	1,392	1,368
	1,679	1,656
Less accumulated depreciation	(182)	(78)
	1,497	1,578
Operating lease assets	117	122
Goodwill	178	178
Other intangible assets, net	1,150	1,188
Total assets	$4,044	$4,146
Liabilities and Equity
Current liabilities:
Accounts payable	$290	$341
Debt payable within one year	76	70
Interest payable	31	35
Income taxes payable	14	17
Accrued payroll and incentive compensation	39	48
Current portion of operating lease liabilities	22	22
Other current liabilities	124	105
Total current liabilities	596	638
Long-term liabilities:
Long-term debt	1,839	1,715
Long-term pension and post employment benefit obligations	246	252
Deferred income taxes	153	164
Operating lease liabilities	82	86
Other long-term liabilities	209	216
Total liabilities	3,125	3,071
Commitments and contingencies (see Note 8)
Equity
Common stock —$0.01 par value; 100 shares authorized, issued and outstanding	—	—
Paid-in capital	1,164	1,165
Accumulated other comprehensive loss	(55)	(1)
Accumulated deficit	(190)	(89)
Total equity	919	1,075
Total liabilities and equity	$4,044	$4,146
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net sales	$628	$892	$1,454	$1,778
Cost of sales (exclusive of depreciation and amortization shown below, see Note 2)	528	735	1,208	1,462
Selling, general and administrative expense (see Note 2)	55	57	130	145
Depreciation and amortization (see Note 2)	56	26	114	52
Asset impairments	—	—	16	—
Business realignment costs	18	11	39	15
Other operating expense, net	4	8	11	16
Operating (loss) income	(33)	55	(64)	88
Interest expense, net	25	9	51	89
Other non-operating income, net	(4)	(10)	(4)	(11)
Reorganization items, net	—	156	—	156
Loss before income tax and earnings from unconsolidated entities	(54)	(100)	(111)	(146)
Income tax (benefit) expense	(11)	8	(8)	15
Loss before earnings from unconsolidated entities	(43)	(108)	(103)	(161)
Earnings from unconsolidated entities, net of taxes	1	1	2	2
Net loss	$(42)	$(107)	$(101)	$(159)
Net income attributable to noncontrolling interest	—	(1)	—	(1)
Net loss attributable to Hexion Inc.	$(42)	$(108)	$(101)	$(160)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net loss	$(42)	$(107)	$(101)	$(159)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6	(8)	(36)	(8)
Unrealized loss on cash flow hedge	(3)	—	(18)	—
Other comprehensive income (loss)	3	(8)	(54)	(8)
Comprehensive loss	$(39)	$(115)	$(155)	$(167)
Comprehensive income attributable to noncontrolling interest	—	(1)	—	(1)
Comprehensive loss attributable to Hexion Inc.	$(39)	$(116)	$(155)	$(168)
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor	Predecessor
(In millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash flows used in operating activities
Net loss	$(101)	$(159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	52
Non-cash asset impairments	16	—
Non-cash reorganization items, net	—	139
Deferred tax benefit	(7)	—
Loss on sale of assets	9	3
Unrealized foreign currency losses (gains)	4	(7)
Non-cash stock based compensation expense	9	—
Financing fees included in net loss	—	13
Other non-cash adjustments	(1)	(2)
Net change in assets and liabilities:
Accounts receivable	(16)	(88)
Inventories	5	(19)
Accounts payable	(34)	(28)
Income taxes payable	(3)	8
Other assets, current and non-current	(6)	(8)
Other liabilities, current and long-term	(8)	(17)
Net cash used in operating activities	(19)	(113)
Cash flows used in investing activities
Capital expenditures	(61)	(43)
Proceeds from sale of assets, net	—	1
Net cash used in investing activities	(61)	(42)
Cash flows provided by financing activities
Net short-term debt repayments	(14)	(4)
Borrowings of long-term debt	181	667
Repayments of long-term debt	(32)	(527)
Return of capital to parent (see Note 5)	(10)	—
Financing fees paid	—	(13)
Net cash provided by financing activities	125	123
Effect of exchange rates on cash and cash equivalents, including restricted cash	(4)	—
Change in cash and cash equivalents, including restricted cash	41	(32)
Cash, cash equivalents and restricted cash at beginning of period	254	128
Cash, cash equivalents and restricted cash at end of period	$295	$96
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$53	$66
Income taxes, net	4	10
Reorganization items, net	—	17
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Loan Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. (Deficit) Equity	Noncontrolling Interest	Total Shareholder’s (Deficit) Equity
Predecessor
Balance at March 31, 2019	$1	$526	$(296)	$—	$(18)	$(3,177)	$(2,964)	$(2)	$(2,966)
Net loss	—	—	—	—	—	(108)	(108)	1	(107)
Other comprehensive loss	—	—	—	—	(8)	—	(8)	—	(8)
Balance at June 30, 2019	$1	$526	$(296)	$—	$(26)	$(3,285)	$(3,080)	$(1)	$(3,081)

Balance at December 31, 2018	$1	$526	$(296)	$—	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)
Net loss	—	—	—	—	—	(160)	(160)	1	(159)
Other comprehensive loss	—	—	—	—	(8)	—	(8)	—	(8)
Balance at June 30, 2019	$1	$526	$(296)	$—	$(26)	$(3,285)	$(3,080)	$(1)	$(3,081)

Successor
Balance at March 31, 2020	$—	$1,170	$—	$(10)	$(58)	$(148)	$954	$—	$954
Net loss	—	—	—	—	—	(42)	(42)	—	(42)
Stock-based compensation expense	—	4	—	—	—	—	4	—	4
Other comprehensive income	—	—	—	—	3	—	3	—	3
Return of capital to parent (see Note 5)	—	(10)	—	—	—	—	(10)	—	(10)
Settlement of affiliate loan (see Note 5)	—	—	—	10	—	—	10	—	10
Balance at June 30, 2020	$—	$1,164	$—	$—	$(55)	$(190)	$919	$—	$919

Balance at December 31, 2019	$—	$1,165	$—	$—	$(1)	$(89)	$1,075	$—	$1,075
Net loss	—	—	—	—	—	(101)	(101)	—	(101)
Stock-based compensation expense	—	9	—	—	—	—	9	—	9
Other comprehensive loss	—	—	—	—	(54)	—	(54)	—	(54)
Return of capital to parent (see Note 5)	—	(10)	—	—	—	—	(10)	—	(10)
Distribution of affiliate loan (see Note 5)	—	—	—	(10)	—	—	(10)	—	(10)
Settlement of affiliate loan (see Note 5)	—	—	—	10	—	—	10	—	10
Balance at June 30, 2020	$—	$1,164	$—	$—	$(55)	$(190)	$919	$—	$919

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. In January 2020, the Company changed its reporting segments to align around its growth platforms. At June 30, 2020, the Company had three reportable segments: Adhesives; Coatings and Composites; and Corporate and Other.
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

Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $8 and $9 is recorded within “Other current assets” at June 30, 2020 and December 31, 2019, respectively, in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 11 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $3 and $4 at June 30, 2020 and December 31, 2019, respectively, represents deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the unaudited Condensed Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Allowance for Doubtful Accounts— Under adoption of ASU 2016-13, the Company has updated its credit loss methodology to consider a broader range of reasonable and supportable information to inform its credit loss estimates. The Company utilizes a historical aging method disaggregated by portfolio segment of geographic region, and then the Company makes any necessary adjustments for current conditions and forecasts about future economic conditions for calculating its allowance for doubtful accounts. The Company evaluates each pooled receivables’ geographic region by differing regional industrial and economic conditions, overall end market conditions and groups of customers with similar risk profiles related to timing and uncertainty of future collections. If particular accounts receivable balances no longer display risk characteristics that are similar to other pooled receivables, the Company performs individual assessments of expected credit losses for those specific receivables. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
During the three and six months ended June 30, 2020, the Company increased its allowance for doubtful accounts provision for expected credit losses by less than $1, to reflect current business conditions, forecasts of future economic conditions and the impacts related to the global business and market disruptions of the coronavirus disease 2019 (“COVID-19”) pandemic in accordance with ASU 2016-13 (see Note 3 for more information). The Company’s current expectations and assumptions regarding its business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and current business plans as of June 30, 2020. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors.
The Company recorded an allowance for doubtful accounts of $3 at both June 30, 2020 and December 31, 2019, to reduce accounts receivable to their estimated net realizable value. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. There were no write-offs or recoveries for the Successor three and six months ended June 30, 2020.
Goodwill— Goodwill is reviewed annually for impairment of value or more frequently when potential impairment triggering events are present. The Company’s annual impairment testing date is October 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, which included the impact of the COVID-19 pandemic for the quarter ended June 30, 2020. The Company determined there was no triggering event requiring an interim impairment analysis in the quarter ended June 30, 2020. However, the continued duration and severity of COVID-19 may result in future impairment charges as a prolonged pandemic could have an additional impact on the results of the Company’s operations.
Income Statement Presentation— As a result of the application of fresh start accounting upon the Company’s emergence from Chapter 11, the Company elected to change its income statement presentation of depreciation and amortization expense beginning in the Successor period July 2, 2019 through December 31, 2019 and all periods thereafter. As a result, “Depreciation and amortization” has been added as a line item in the unaudited Condensed Consolidated Statements of Operations and “Cost of sales” and “Selling, general and administrative expense” will now exclude all depreciation and amortization expense. In addition, the Company no longer presents “Gross profit” as a subtotal caption. For comparability purposes, this presentation change is applied to all comparable periods presented in this Quarterly Report on Form 10-Q and all future filings.
The effects of the income statement presentation change on the Predecessor Company’s previously reported unaudited Condensed Consolidated Statements of Operations are presented below. As noted above, a component of this presentation change is removal of the “Gross profit” subtotal.

Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2019:
	Previous Presentation Method	Effect of Presentation Change	As Reported
Cost of sales	$757	$(22)	$735
Selling, general and administrative expense	61	(4)	57
Depreciation and amortization	—	26	26

Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2019:
	Previous Presentation Method	Effect of Presentation Change	As Reported
Cost of sales	$1,507	$(45)	$1,462
Selling, general and administrative expense	152	(7)	145
Depreciation and amortization	—	52	52
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2020 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses (Topic 820): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. New disclosures are also required with this standard. The standard is effective for annual and interim periods beginning after December 15, 2019. This standard impacts the Company’s accounts receivables and contract assets. The Company adopted ASU 2016-13 at January 1, 2020, using a modified retrospective adoption method. Under this method of adoption, there is no impact to the comparative Consolidated Statement of Operations and the Consolidated Balance Sheets. There was an immaterial impact of adopting ASU 2016-13 on the date of adoption.
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
In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 will provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has adopted ASU 2020-04 and the initial adoption of this ASU did not have an impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the potential impact ASU 2019-12 will have on its condensed consolidated financial statements.
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
3. COVID-19 Impacts
In March 2020, the World Health Organization categorized COVID-19 as a global pandemic. Around the world, local governments’ responses to COVID-19 continue to evolve, which has led to stay-at-home orders, social distancing guidelines and other preventative measures that have disrupted various industries in the global economy and the markets in which our products are manufactured, distributed and sold.
During this pandemic, the Company has implemented additional guidelines to further protect the health and safety of its employees as the Company continues to operate with its suppliers and customers. The Company has maintained a focus on the safety of its employees while minimizing potential disruptions caused by COVID-19. For example, the Company is following all legislatively-mandated travel directives in the various countries where it operates, and the Company has also put additional travel restrictions in place for its associates designed to reduce the risk from COVID-19. Additionally, the Company is utilizing extended work from home options to protect its office associates, while adjusting its meeting protocols and processes at its manufacturing sites.

The Company’s businesses have been designated by many governments as essential businesses and the Company’s operations have continued through June 30, 2020. While the Company has continued to operate during the pandemic, it did incur adverse financial impacts to its sales and profitability results during the three and six months ended June 30, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. The pandemic has impacted global economic conditions and lowered demand in many of the end use markets in which the Company operates such as automotive, aerospace, industrial products, oil and gas, construction and housing. The ultimate impact that COVID-19 will have on the Company’s future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.
The Coronavirus Aid, Relief, and Economic Security (the “CARES”) Act was enacted on March 27, 2020 in the U.S. The CARES Act includes several significant provisions, such as delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act, and estimated income tax payments. The Company does not currently expect the CARES Act to have a material impact on its financial results, including on its annual estimated effective tax rate but the Company anticipates delaying approximately $15 of certain tax payments to the second half of 2020 and deferring $5 of certain tax payments to future years. The Company will continue to monitor and assess the CARES Act and similar legislation in other jurisdictions where the Company operates that may impact the Company’s business and financial results.
Subsequent to June 30, 2020, the United States, and the global regions where the Company operates, continue to be affected by COVID-19. The Company is closely monitoring the COVID-19 pandemic on all aspects of its businesses and geographies, including the impact on its facilities, employees, customers, suppliers, vendors, business partners and distribution.
4. Asset Impairments
During the first quarter of 2020, the Company indefinitely idled certain assets within its Adhesives segment. These represented triggering events resulting in impairment evaluations of the fixed assets within both the oilfield and phenolic specialty resins asset groups. As a result, asset impairments totaling $16 were recorded in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations during the Successor six months ended June 30, 2020.
5. Related Party Transactions
Transactions with Apollo
As of the Company’s emergence from bankruptcy on July 1, 2019, Apollo is no longer a related party to the Company. Sales to various Apollo affiliates were $1 for the Predecessor three and six months ended June 30, 2019. There were no purchases during the Predecessor three and six months ended June 30, 2019.
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
Pursuant to the Shared Services Agreement, during the Predecessor six months ended June 30, 2019, the Company incurred approximately $15 of net costs for shared services and MPM incurred approximately $14 of net costs for shared services. Included in the net costs incurred during the Predecessor six months ended June 30, 2019 were net billings from Hexion to MPM of $11 to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable agreed upon allocation percentage.

Sales and Purchases of Products with MPM
There were no products sold to MPM during the Predecessor three and six months ended June 30, 2019. During the Predecessor three and six months ended June 30, 2019, the Company earned less than $1 from MPM as compensation for acting as distributor of products and had purchases from MPM of $3 and $10, respectively.
Other Transactions and Arrangements
In March 2020, the Company entered into a $10 short term affiliate loan with its Parent at a 0% interest rate to fund Parent share repurchases, which was recorded in “Loan Receivable from Parent” in the Condensed Consolidated Balance Sheets at March 31, 2020. In June 2020, the Company made a $10 non-cash distribution to its Parent treated as a return of capital to settle this affiliate loan. This return of capital reduced “Paid-in capital” in the unaudited Condensed Consolidated Balance Sheet at June 30, 2020.
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Sales to joint ventures	$ <1	$1	$1	$2
Purchases from joint ventures	1	1	1	2

	June 30, 2020	December 31, 2019
Accounts receivable from joint ventures	$1	$1
Accounts payable to joint ventures	<1	<1
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $6 and $7 as of June 30, 2020 and December 31, 2019, respectively, from its unconsolidated forest products joint venture in Russia.
6. Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:
•Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.
•Level 3: Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.
Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes.
Recurring Fair Value Measurements
As of June 30, 2020, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of less than $1, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the Successor six months ended June 30, 2020 or the Predecessor six months ended June 30, 2019.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2020 and December 31, 2019, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
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
In October 2019, the Company executed an interest rate swap syndication agreement where by Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, beginning January 1, 2020 through January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the Company’s variable rate Senior Secured Term Loan denominated in USD ($717 outstanding at June 30, 2020). The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). For the Hedge, the Company records changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to the unaudited Condensed Consolidated Statement of Operations in the same period that the hedged transaction affects net income and in the same unaudited Condensed Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
The following tables summarize the Company’s derivative financial instrument designated as a hedging instrument:

		June 30, 2020		December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Asset
Derivatives designated as hedging instruments
Interest Rate Swap	Other current (liabilities)/assets	$300	$(15)	$300	$3
Total derivatives designated as hedging instruments			$(15)		$3

	Amount of Loss Recognized in OCI on Derivatives
	Successor	Predecessor	Successor	Predecessor
Derivatives designated as hedging instruments	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest Rate Swaps
Interest Rate Swap	$(3)	$—	$(18)	$—
Total	$(3)	$—	$(18)	$—
In the Successor three and six months ended June 30, 2020, the Company reclassified a loss of less than $1 and a gain of less than $1, respectively, from OCI to “Interest expense, net” on the Condensed Consolidated Statement of Operations related to the settlement of a portion of the Hedge.
Interest Rate Cap
In 2019, the Company executed an interest rate cap derivative instrument for a premium amount of less than $1. This instrument is a derivative under ASC 815 that does not qualify for hedge accounting and as a result, changes in fair value are recognized within earnings throughout the term of the instrument. For the Successor three and six months ended June 30, 2020, the Company recognized an unrealized loss of less than $1 for the change in fair value of the instrument, which is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statement of Operations.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2020
Debt	$1,915	$—	$1,831	$57	$1,888
December 31, 2019
Debt	$1,785	$—	$1,751	$64	$1,815
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

7. Debt Obligations
Debt outstanding at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020		December 31, 2019
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$164	$—	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $6 and $7, respectively, of unamortized debt discount)	704	7	708	7
Senior Secured Term Loan - EUR due 2026 (includes $4 of unamortized debt discount)	473	—	473	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	450	—
Other Borrowings:
Australia Facility due 2021	—	28	27	4
Brazilian bank loans	5	16	7	34
Lease obligations (1)	43	14	50	14
Other	—	11	—	11
Total	$1,839	$76	$1,715	$70
(1)Lease obligations include finance leases and sale leaseback financing arrangements.

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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2020 and December 31, 2019:

	Liability		Range of Reasonably Possible Costs at June 30, 2020
Site Description	June 30, 2020	December 31, 2019	Low	High
Geismar, LA	$12	$12	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	6	6	5	14
Currently-owned	9	8	4	14
Formerly-owned:
Remediation	18	21	14	37
Monitoring only	—	1	—	1
Total	$48	$51	$34	$94
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At June 30, 2020 and December 31, 2019, $19 and $18 of these liabilities have been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities” within the unaudited Condensed Consolidated Balance Sheets.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2020:
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with the Company’s former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement in 2016 with the current site owner and a past site owner, pursuant to which the Company paid $10 for past remediation costs and accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $8. The final costs to the Company will depend on natural variations in remediation costs, including unforeseen circumstances, agency requests, new contaminants of concern and the ongoing financial viability of the other PRPs.
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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 at both June 30, 2020 and December 31, 2019 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At both June 30, 2020 and December 31, 2019, $1 has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”

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
Other Commitments and Contingencies
The Company has contractual agreements with third parties to purchase feedstocks, tolling arrangements or other services. The terms of these different agreements can vary and may be extended at the Company’s request and are cancellable by either party as provided for in each agreement. While the agreements vary by scope and terms, early cancellation of contractual agreements could result in one-time contract termination costs.
9. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized less than $1 of net non-pension postretirement benefit cost for both the Successor three and six months ended June 30, 2020 and for the Predecessor three and six months ended June 30, 2019. Following are the components of net pension benefit cost recognized by the Company for the Successor three and six months ended June 30, 2020 and for the Predecessor three and six months ended June 30, 2019:

	Pension Benefits
	Successor		Predecessor		Successor		Predecessor
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$3	$1	$9	$2	$7
Interest cost on projected benefit obligation	1	2	2	2	3	3	4	4
Expected return on assets	(3)	(3)	(3)	(3)	(6)	(6)	(6)	(6)
Net (benefit) expense	$(1)	$3	$—	$2	$(2)	$6	$—	$5
10. Stock Based Compensation
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
In the first quarter of 2020, Hexion Holdings granted 821,758 Restricted Stock Units (“RSUs”) to certain employees and non-employee directors that time vest over three years with a weighted average grant date fair value of $15.80 per share. Additionally, Hexion Holdings granted 823,619 Performance Stock Units (“PSUs”) to certain employees that vest based on performance conditions with a weighted average grant date fair value of $15.80. Compensation cost will be recognized over the service period of the PSUs once the satisfaction of the applicable performance condition is deemed probable. As of June 30, 2020, the Company performance conditions underlying the PSU's were not considered probable of occurring and thus no PSU expense has been recorded.
As of June 30, 2020, all RSUs and PSUs were unvested and there were an insignificant number of units forfeited.
The Company recognized $4 and $9 of stock-based compensation costs for the Successor three and six months ended June 30, 2020, respectively. There were no stock-based compensation costs for the Predecessor three and six months ended June 30, 2019. The amounts are included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations.
11. Segment Information
Realignment of Reportable Segments in 2020
As part of the Company’s continuing efforts to drive growth and greater operating efficiencies, in January 2020, the Company changed its reporting segments to align around its two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At June 30, 2020, the Company has three reportable segments, which consist of the following businesses:
•Adhesives: these businesses focus on the global adhesives market. They include the Company’s global wood adhesives business, including: forest products resin assets in North America, Latin America, Europe, Australia and New Zealand; global formaldehyde; and the global phenolic specialty resins business, which now also includes the oilfield technologies group.

•Coatings and Composites: these businesses focus on the global coatings and composites market. They include the Company’s base and specialty epoxy resins and Versatic™ Acids and Derivatives businesses.
•Corporate and Other: primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses.

The Company has recast its Net Sales and Segment EBITDA (as defined below) for the Predecessor three and six months ended June 30, 2019 to reflect the new reportable segments. The recast of previously issued financial information does not represent a correction of error with respect to, and has no impact on, the Company’s previously issued financial statements.

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
Following is net sales by reportable segment disaggregated by geographic region:

	Successor			Predecessor
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019 (2)
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$224	$104	$328	$326	$149	$475
Europe	69	106	175	103	152	255
Asia Pacific	30	72	102	40	74	114
Latin America	23	—	23	48	—	48
Total	$346	$282	$628	$517	$375	$892

	Successor			Predecessor
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019(2)
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$520	$258	$778	$659	$285	$944
Europe	171	260	431	217	304	521
Asia Pacific	62	122	184	81	129	210
Latin America	61	—	61	103	—	103
Total	$814	$640	$1,454	$1,060	$718	$1,778
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.
(2)Previously reported Net Sales by reportable segment for the Predecessor three and six months ended June 30, 2019 is shown below:

	Predecessor
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total	Forest Products Resins	Epoxy, Phenolic and Coating Resins	Total
North America	$259	$216	$475	$519	$425	$944
Europe	43	212	255	90	431	521
Asia Pacific	30	84	114	63	147	210
Latin America	48	—	48	103	—	103
Total	$380	$512	$892	$775	$1,003	$1,778

Reconciliation of Net Loss to Segment EBITDA:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Reconciliation:
Net loss attributable to Hexion Inc.	$(42)	$(108)	$(101)	$(160)
Net income attributable to noncontrolling interest	—	(1)	—	(1)
Net loss	$(42)	$(107)	$(101)	$(159)
Income tax (benefit) expense	(11)	8	(8)	15
Interest expense, net	25	9	51	89
Depreciation and amortization (1)	56	26	114	52
EBITDA	28	(64)	56	(3)
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$—	$16	$—
Business realignment costs (2)	18	11	39	15
Transaction costs (3)	4	3	7	26
Realized and unrealized foreign currency (gains) losses	—	(7)	6	(6)
Reorganization items, net (4)	—	156	—	156
Other non-cash items (5)	13	7	25	9
Other (6)	2	6	5	18
Total adjustments	37	176	98	218
Segment EBITDA	$65	$112	$154	$215

Segment EBITDA (7):
Adhesives	$51	$73	$122	$149
Coatings and Composites	26	52	65	96
Corporate and Other	(12)	(13)	(33)	(30)
Total	$65	$112	$154	$215
(1)For the three and six months ended June 30, 2020, accelerated depreciation of less than $1 and $2, respectively, has been included in “Depreciation and amortization.”
(2)Business realignment costs for the three and six months ended June 30, 2020 and 2019 included:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Severance costs	$2	$7	$10	$9
In-process facility rationalizations	5	1	12	3
Business services implementation	8	—	12	—
Legacy environmental reserves	2	1	4	1
Other	1	2	1	2
(3)For the Successor three and six months ended June 30, 2020, transaction costs included certain professional fees related to strategic projects. For the Predecessor three and six months ended June 30, 2019, transaction costs primarily included $2 and $21, respectively, of certain professional fees and other expenses related to the Company’s Chapter 11 Proceedings.
(4)Represents incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing.
(5)Other non-cash items for the three and six months ended June 30, 2020 and 2019 included:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Fixed asset write-offs	$6	$2	$8	$3
Stock-based compensation costs	4	—	9	—
Long-term retention programs	3	4	6	5
Other	—	1	2	1

(6)Other for the three and six months ended June 30, 2020 and 2019 included:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Legacy expenses	$2	$—	$5	$3
IT outage costs (recoveries), net	(2)	5	(4)	10
Management fees and other	2	1	4	5

(7)Previously reported Segment EBITDA by reportable segment for the Predecessor three and six months ended June 30, 2019 is shown below:

	Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Segment EBITDA:
Forest Products Resins	$66	$134
Epoxy, Phenolic and Coating Resins	59	111
Corporate and Other	(13)	(30)
Total	$112	$215

12. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the Successor three and six months ended June 30, 2020 and the Predecessor three and six months ended June 30, 2019:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Predecessor
Balance at March 31, 2019	$(1)	$(17)	$—	$(18)
Change in value	—	(8)	—	(8)
Balance at June 30, 2019	$(1)	$(25)	$—	$(26)

Balance at December 31, 2018	$(1)	$(17)	$—	$(18)
Change in value	—	(8)	—	(8)
Balance at June 30, 2019	$(1)	$(25)	$—	$(26)

Successor
Balance at March 31, 2020	$—	$(45)	$(13)	$(58)
Change in value	—	6	(3)	3
Balance at June 30, 2020	$—	$(39)	$(16)	$(55)

Balance at December 31, 2019	$—	$(3)	$2	$(1)
Change in value	—	(36)	(18)	(54)
Balance at June 30, 2020	$—	$(39)	$(16)	$(55)
13. Income Taxes
The income tax (benefit) expense for the Successor three months ended June 30, 2020 and the Predecessor three months ended June 30, 2019 was $(11) and $8, respectively. The income tax (benefit) expense for the Successor six months ended June 30, 2020 and the Predecessor six months ended June 30, 2019 was $(8) and $15, respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor three months ended June 30, 2020 and for the Predecessor three months ended June 30, 2019 was 20% and (8)%, respectively. The effective tax rate for the Successor six months ended June 30, 2020 and for the Predecessor six months ended June 30, 2019 was 7% and (10)%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

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
Within the following discussion, unless otherwise stated, “the second quarter of 2020” refers to the three months ended June 30, 2020 and “the second quarter of 2019” refers to the three months ended June 30, 2019, “the first half of 2020” refers to the six months ended June 30, 2020 and “the first half of 2019” refers to the six months ended June 30, 2019.
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
Overview and Outlook
COVID-19 Impact
In March 2020, the World Health Organization categorized COVID-19 as a global pandemic. Around the world, local governments’ responses to COVID-19 continue to evolve, which has led to stay-at-home orders, social distancing guidelines and other preventative measures that have disrupted various industries in the global economy and the markets in which our products are manufactured, distributed and sold.
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
Our businesses have been designated by many governments as essential businesses and our operations have continued through June 30, 2020. While we have continued to operate during the pandemic, we did incur adverse financial impacts to our sales and profitability results during the three and six months ended June 30, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. The pandemic has impacted global economic conditions and lowered demand in many of the end use markets in which the Company operates such as automotive, aerospace, industrial products, oil and gas, construction and housing. The ultimate impact that COVID-19 will have on our future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.
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
Realignment of Reportable Segments in 2020
As part of our continuing efforts to drive growth and greater operating efficiencies, in January 2020, we changed our reporting segments to align around our two growth platforms: Adhesives; and Coatings and Composites. At June 30, 2020, we have three reportable segments, which consist of the following businesses:
•Adhesives: these businesses focus on the global adhesives market. They include our global wood adhesives business, including: forest products resin assets in North America, Latin America, Europe, Australia and New Zealand; global formaldehyde; and the global phenolic specialty resins business, which now also includes the oilfield technologies group.
•Coatings and Composites: these businesses focus on the global coatings and composites market. They include our base and specialty epoxy resins and Versatic™ Acids and Derivatives businesses.
•Corporate and Other: primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses.
In this quarterly report on form 10-Q, we have recast our Net Sales and Segment EBITDA by reportable segment, for the comparable Predecessor three and six months ended June 30, 2019 to reflect the new reportable segments. The recast of previously issued financial information does not represent a correction of error with respect to, and has no impact on, our previously issued financial statements.
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

2020 Overview
Following are highlights from our results of operations for the six months ended June 30, 2020 and 2019:

	Successor	Predecessor
	June 30, 2020	June 30, 2019	$ Change	% Change
Statements of Operations:
Net sales	$1,454	$1,778	$(324)	(18)%
Operating (loss) income	(64)	88	(152)	(173)%
Loss before income tax	(111)	(146)	35	24%
Net loss	(101)	(159)	58	36%
Segment EBITDA:
Adhesives	$122	$149	$(27)	(18)%
Coatings and Composites	65	96	(31)	(32)%
Corporate and Other	(33)	(30)	(3)	(10)%
Total	$154	$215	$(61)	(28)%

•Net Sales—In the first half of 2020, net sales decreased by $324, or 18%, compared to the first half of 2019. COVID-19’s global impact on demand across various industries and markets in the second quarter of 2020 was the main driver of the decrease in net sales. Volumes negatively impacted net sales by $194, which was primarily related to volume decreases in our North American resins business due to weaker demand and in our base epoxy and phenolic resins businesses due to overall weakness in the market, primarily in the automotive and construction industries. Pricing negatively impacted sales by $98 due primarily to raw material price decreases contractually passed through to customers across many of our businesses, as well as softer market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $32 due to the weakening of various foreign currencies against the U.S. dollar in the first half of 2020 compared to the first half of 2019.
•Net Loss—In the first half of 2020, net loss decreased by $58 as compared to the first half of 2019. This decrease in net loss was mainly driven by $156 of reorganization costs incurred in the first half of 2019 and a reduction in interest expense of $38 as a result of the restructuring of our debt through our Chapter 11 proceedings. These were partially offset by a reduction in operating income of $152, primarily related to an increase of $62 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, $16 of asset impairments in our oilfield and phenolic specialty resins businesses in the first quarter 2020, a $24 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions and a decrease in gross profit due primarily to the impacts of COVID-19 on volumes in our businesses.
•Segment EBITDA—For the first half of 2020, Segment EBITDA was $154, a decrease of 28% compared with $215 in the first half of 2019. This decrease was primarily due to the impacts of COVID-19 on volumes in our businesses, most notably in our base epoxy resins and forest products resins businesses. We also experienced a temporary manufacturing outage at our Pernis site, which negatively impacted our second quarter 2020 Segment EBITDA by approximately $8. These Segment EBITDA decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy.
•Restructuring and Cost Reduction Activities—During the first half of 2020, we achieved $8 in cost savings related to our cost reduction activities. These activities include certain in-process facility rationalizations and the creation of a business service group within the Company to provide certain administrative functions for us going forward. Overall we have $11 of in-process cost savings related to these activities, which we expect to realize over the next 12 months.
Short-term Outlook
Overall, we expect negative COVID-19 volume impacts to continue to challenge our business results throughout the remainder of 2020. While our businesses have been designated by many governments as essential businesses which has allowed our operations to continue during the pandemic, we saw weaker economic conditions begin to develop in the latter half of March 2020 and through the second quarter, specifically within automotive and certain industrial markets. We expect these weaknesses and overall lower global economic demand caused by COVID-19 to negatively impact our sales and profitability results through the remainder of 2020. The ultimate impact that COVID-19 will have on our operating results will depend on the severity and duration of the COVID-19 pandemic and actions to contain the virus or treat its impact.
We anticipate that the COVID-19 pandemic will have an impact on our overall Coatings and Composites segment due to the markets and geographies in which this segment operates. Despite overall economic headwinds, we expect our epoxy specialty business to continue to benefit from government supported investment in the China wind energy market, as well as a strong overall global wind energy market. We expect competitive market conditions in our base epoxy business to continue throughout 2020.
Within our Adhesives segment, we expect year over year declines in Segment EBITDA in our North American forest products resins business based on COVID-19’s impact on the latest expectations in U.S. housing starts, remodeling and macroeconomic conditions. We also expect COVID-19 to negatively impact market demand for volumes in our North American formaldehyde business throughout the remainder of 2020. We also expect weaker volumes in our phenolic specialty resins business due primarily to the impact of COVID-19 on the automotive industry.
We also anticipate that our businesses will continue to benefit from the savings associated with our restructuring and cost reduction initiatives. In addition, we expect lower raw material costs to positively impact results across many of our businesses. Further, we plan to implement efficiency initiatives in 2020, which include process improvement and other productivity projects. Lastly, despite the prevailing economic headwinds, the benefits of our new capital structure and decreasing working capital will have a positive impact on free cash flow in 2020.
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

In addition, during the first half of 2019, we incurred $179 directly related to our Chapter 11 proceedings. These costs included certain professional fees, financing fees payable, DIP ABL Facility fees, and other legal fees and expenses. Of these costs, $156 are classified within “Reorganization items, net” and we incurred $21 of costs related to our Chapter 11 proceedings prior to filing which are classified within “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.
Raw Material Prices
Raw materials comprise approximately 80% of our cost of sales (excluding depreciation expense). The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first half of 2020 compared to the first half of 2019, the average price of phenol, urea and methanol decreased by approximately 5%, 8% and 20%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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
Other Comprehensive Loss
Our other comprehensive loss is primarily impacted by foreign currency translation. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 56% of our sales in the first half of 2020. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar.
In 2019, we entered into an interest rate swap agreement to hedge interest rate variability caused by quarterly changes in cash flow due to associated changes in LIBOR under our Senior Secured Term Loan. This swap is designated as a cash flow hedge and the change in fair value was recorded in “Accumulated other comprehensive loss”.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019

	$	% of Net Sales	$	% of Net Sales
Net sales	$628	100%	$892	100%
Cost of sales (exclusive of depreciation and amortization shown below)	528	84%	735	82%
Selling, general and administrative expense	55	9%	57	6%
Depreciation and amortization	56	9%	26	3%
Business realignment costs	18	3%	11	1%
Other operating expense, net	4	1%	8	1%
Operating (loss) income	(33)	(5)%	55	6%
Interest expense, net	25	4%	9	1%
Other non-operating income, net	(4)	(1)%	(10)	(1)%
Reorganization items, net	—	—%	156	17%
Total non-operating expense	21	3%	155	17%
Loss before income tax and earnings from unconsolidated entities	(54)	(9)%	(100)	(11)%
Income tax (benefit) expense	(11)	(2)%	8	1%
Loss before earnings from unconsolidated entities	(43)	(7)%	(108)	(12)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Net loss	(42)	(7)%	(107)	(12)%
Net income attributable to noncontrolling interest	—	—%	(1)	—%
Net loss attributable to Hexion Inc.	$(42)	(7)%	$(108)	(12)%
Other comprehensive income (loss)	$3		$(8)
Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
Net Sales
In the second quarter of 2020, net sales decreased by $264, or 30%, compared to the second quarter of 2019. Volume decreases in the second quarter of 2020 driven by COVID-19’s global economic impact across various industries and markets was the main driver of the decrease in net sales. Volumes negatively impacted net sales by $206, which was primarily related to volume decreases in our North American resins business due to weaker demand and in our base epoxy and phenolic resins businesses due to overall weakness in the market, primarily in the automotive and construction industries. Pricing negatively impacted sales by $41 due primarily to raw material price decreases contractually passed through to customers across many of our businesses, as well as softer market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $17 due to weakening of various foreign currencies against the U.S. dollar in the second quarter of 2020 compared to the second quarter of 2019.
Operating Income
In the second quarter of 2020, operating (loss) income decreased by $88 from operating income of $55 in the second quarter of 2019 to an operating loss of $33 in the second quarter 2020. This was primarily driven by the impacts of COVID-19 on volumes in our businesses discussed above, increases in depreciation and amortization of $30 and an increase in business realignment costs of $7. The increase in depreciation and amortization is due to the step up of our fixed and intangible assets as a result of fresh start accounting adjustments and the increase in business realignment costs is driven by higher severance expenses related to current cost reduction actions.
Non-Operating Expense
In the second quarter of 2020, total non-operating expense decreased by $134 compared to the second quarter of 2019. This was due to $156 of reorganization costs related to our Chapter 11 proceedings in the second quarter of 2019, partially offset by an increase in interest expense of $16 as during our Chapter 11 proceedings in the second quarter of 2019, we did not incur interest expense on certain of our debt instruments and a decrease of $6 in other non-operating income driven by lower realized and unrealized foreign currency gains.

Income Tax Expense
The income tax (benefit) expense for the Successor three months ended June 30, 2020, and the Predecessor three months ended June 30, 2019 was $(11) and $8, respectively. The income tax (benefit) expense relates primarily to losses and income from certain foreign operations as well as the impacts of reorganization adjustments and fresh start accounting. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor three months ended June 30, 2020, and the Predecessor three months ended June 30, 2019 was 20% and (8)%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the second quarter of 2020, foreign currency translation positively impacted other comprehensive income by $6, due primarily to the strengthening of the euro against the U.S. dollar in the second quarter of 2020, partially offset by an unrealized loss of $3 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive income.
For the second quarter of 2019, foreign currency translation negatively impacted other comprehensive loss by $8, primarily due to the weakening of various foreign currencies against the U.S. dollar in the second quarter of 2019.

	Successor		Predecessor
	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,454	100%	$1,778	100%
Cost of sales (exclusive of depreciation and amortization shown below)	1,208	83%	1,462	82%
Selling, general and administrative expense	130	9%	145	8%
Depreciation and amortization	114	8%	52	3%
Asset impairments	16	1%	—	—%
Business realignment costs	39	3%	15	1%
Other operating expense, net	11	1%	16	1%
Operating (loss) income	(64)	(4)%	88	5%
Interest expense, net	51	4%	89	5%
Other non-operating income, net	(4)	—%	(11)	(1)%
Reorganization items, net	—	—%	156	9%
Total non-operating expense	47	3%	234	13%
Loss before income tax and earnings from unconsolidated entities	(111)	(8)%	(146)	(8)%
Income tax (benefit) expense	(8)	(1)%	15	1%
Loss before earnings from unconsolidated entities	(103)	(7)%	(161)	(9)%
Earnings from unconsolidated entities, net of taxes	2	—%	2	—%
Net loss	(101)	(7)%	(159)	(9)%
Net income attributable to noncontrolling interest	—	—%	(1)	—%
Net loss attributable to Hexion Inc.	$(101)	(7)%	$(160)	(9)%
Other comprehensive loss	$(54)		$(8)
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Net Sales
In the first half of 2020, net sales decreased by $324, or 18%, compared to the first half of 2019. Volume decreases in the second quarter of 2020 driven by COVID-19’s global economic impact across various industries and markets was the main driver of the decrease in net sales. Volumes negatively impacted net sales by $194 which was primarily related to volume decreases in our North American resins business due to weaker demand and in our base epoxy and phenolic resins businesses due to overall weakness in the market, primarily in the automotive and construction industries. Pricing negatively impacted sales by $98 due primarily to raw material price decreases contractually passed through to customers across many of our businesses, as well as softer market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $32 due to the weakening of various foreign currencies against the U.S. dollar in the first half of 2020 compared to the first half of 2019.

Operating Income
In the first half of 2020, operating (loss) income decreased by $152 from operating income of $88 in the first half of 2019 to an operating loss of $64 in the first half of 2020. This decrease was driven by an increase of $62 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, a $24 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions and a decrease in gross profit due primarily to the impacts of COVID-19 on our businesses discussed above. These reductions to operating income were partially offset by $21 of costs related to our Chapter 11 proceedings incurred in the first quarter 2019 prior to filing for bankruptcy.
Non-Operating Expense
In the first half of 2020, total non-operating expense decreased by $187 compared to the first half of 2019 due primarily to $156 of reorganization costs related to our Chapter 11 proceedings in the second quarter of 2019 and a decrease in interest expense of $38 as a result of the restructuring of our debt through our Chapter 11 proceedings, partially offset by a decrease of $7 in other non-operating income driven by lower realized and unrealized foreign currency gains.
Income Tax Expense
The income tax (benefit) expense for the Successor six months ended June 30, 2020 and the Predecessor six months ended June 30, 2019 was $(8) and $15, respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor six months ended June 30, 2020 and for the Predecessor six months ended June 30, 2019 was 7% and (10)%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first half of 2020, foreign currency translation negatively impacted other comprehensive loss by $36, due to an overall weakening of various foreign currencies against the U.S. dollar in the first half of 2020 and an unrealized loss of $18 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019 (2)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019 (2)
Net Sales (1):
Adhesives	$346	$517	$814	$1,060
Coatings and Composites	282	375	640	718
Total	$628	$892	$1,454	$1,778

Segment EBITDA:
Adhesives	$51	$73	$122	$149
Coatings and Composites	26	52	65	96
Corporate and Other	(12)	(13)	(33)	(30)
Total	$65	$112	$154	$215
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.

(2)Previously reported Net Sales and Segment EBITDA by reportable segment for the Predecessor three and six months ended June 30, 2019 is shown below:

	Predecessor	Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net Sales:
Forest Products Resins	$380	$775
Epoxy, Phenolic and Coating Resins	512	1,003
Total	$892	$1,778

Segment EBITDA:
Forest Products Resins	$66	$134
Epoxy, Phenolic and Coating Resins	59	111
Corporate and Other	(13)	(30)
Total	$112	$215
Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019 Segment Results
Following is an analysis of the percentage change in net sales by segment from the Predecessor three months ended June 30, 2019 to the Successor three months ended June 30, 2020:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	(26)%	(4)%	(3)%	(33)%
Coatings and Composites	(18)%	(5)%	(2)%	(25)%
Adhesives
Net sales in the second quarter of 2020 decreased by $171, or 33%, when compared to the second quarter of 2019. Volume decreases in the second quarter of 2020 driven by COVID-19’s global economic impact across various industries and markets was the main driver of the decrease in net sales. Volumes negatively impacted net sales by $137, due to volume decreases in our North American and Latin American resins businesses and decreases within our phenolic specialty resins business driven by overall market conditions. Pricing negatively impacted net sales by $21, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Foreign currency translation negatively impacted net sales by $13 mainly due to the strengthening of the U.S dollar against various foreign currencies in the second quarter of 2020 compared to the second quarter of 2019.

Segment EBITDA in the second quarter of 2020 decreased by $22, to $51, compared to the second quarter of 2019. This decrease was primarily driven by COVID-19 impacts on volumes in our North American forest products resins and phenolic specialty resins businesses, as discussed above.
Coatings and Composites
Net sales in the second quarter of 2020 decreased by $93, or 25%, when compared to the second quarter of 2019. Volume decreases in the second quarter of 2020 driven by COVID-19’s global economic impact across various industries and markets was the main driver for the decrease in net sales. Volumes negatively impacted net sales by $69, which was primarily related to volume decreases in our base epoxy and versatic acid businesses driven by overall weakness in the market, primarily in the automotive and construction industries. These volume decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy. Pricing negatively impacted net sales by $20, due primarily to raw material decreases contractually passed through to customers across many of our businesses, as well as continued competitive market conditions in our base epoxy resins business. Lastly, foreign currency translation negatively impacted net sales by $4, due primarily to the strengthening of the U.S. dollar against the euro and Chinese yuan in the second quarter of 2020 compared to the second quarter of 2019.
Segment EBITDA in the second quarter of 2020 decreased by $26 to $26, compared to the second quarter of 2019. The decrease was primarily due to COVID-19 impacts and continued competitive market conditions in our base epoxy resins business discussed above, as well as a temporary manufacturing outage at our Pernis site, which negatively impacted our second quarter 2020 Segment EBITDA by approximately $8. These Segment EBITDA decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy.

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the second quarter of 2020 decreased $1 compared to the second quarter of 2019 due primarily to lower compensation costs, travel expenses and savings associated with our ongoing cost reduction efforts, partially offset by the impact of termination of our Shared Services Agreement with MPM.
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019 Segment Results
Following is an analysis of the percentage change in net sales by segment from the Predecessor six months ended June 30, 2019 to the Successor six months ended June 30, 2020:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	(16)%	(5)%	(2)%	(23)%
Coatings and Composites	(4)%	(6)%	(1)%	(11)%
Adhesives
Net sales in the first half of 2020 decreased by $246, or 23%, when compared to the first half of 2019. Volume decreases in the second quarter of 2020 driven by COVID-19’s global economic impact across various industries and markets was the main driver for the decrease in net sales. Volumes negatively impacted net sales by $166, primarily related to volume reductions in our phenolic specialty resins, North America resins and Latin American resins businesses driven by overall weakness in the market, primarily in the automotive and construction industries. Pricing negatively impacted net sales by $57, primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Lastly, foreign currency translation negatively impacted net sales by $23, due largely to the weakening of various foreign currencies against the U.S. dollar in the first half of 2020 compared to the first half of 2019.
Segment EBITDA in the first half of 2020 decreased by $27 to $122, when compared to the first half of 2019. This decrease was primarily driven by COVID-19 impacts on volumes in our North American forest products resins and phenolic specialty resins businesses, as discussed above.
Coatings and Composites
Net sales in the first half of 2020 decreased by $78, or 11%, when compared to the first half of 2019. Pricing negatively impacted net sales by $41 due primarily to raw material decreases contractually passed through to customers across many of our businesses, as well as continued competitive market conditions in our base epoxy resins and specialty epoxy resins businesses. Volumes negatively impacted net sales by $28, which was primarily due to volume decreases in our base epoxy and versatic acid businesses driven by the impact of COVID-19 on overall market demand, primarily in the automotive and construction industries. Foreign currency translation negatively impacted net sales by $9, due primarily to the weakening of various foreign currencies against the U.S. dollar in the first half of 2020 compared to the first half of 2019.

Segment EBITDA in the first half of 2020 decreased by $31 to $65 compared to the first half of 2019. The decrease was primarily due to COVID-19 impacts and continued competitive market conditions in our base epoxy resins business, as well as a temporary manufacturing outage at our Pernis site, which negatively impacted our second quarter 2020 Segment EBITDA by approximately $8. These Segment EBITDA decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the first half of 2020 increased by $3 compared to the first half of 2019 due primarily to the impact of termination of our Shared Services Agreement with MPM, partially offset by savings associated with our ongoing cost reduction efforts and lower compensation costs in 2020.

Reconciliation of Net Loss to Segment EBITDA:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Reconciliation:
Net loss attributable to Hexion Inc.	$(42)	$(108)	$(101)	$(160)
Net income attributable to noncontrolling interest	—	(1)	—	(1)
Net loss	$(42)	$(107)	$(101)	$(159)
Income tax (benefit) expense	(11)	8	(8)	15
Interest expense, net	25	9	51	89
Depreciation and amortization (1)	56	26	114	52
EBITDA	28	(64)	56	(3)
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$—	$16	$—
Business realignment costs (2)	18	11	39	15
Transaction costs (3)	4	3	7	26
Realized and unrealized foreign currency (gains) losses	—	(7)	6	(6)
Reorganization items, net (4)	—	156	—	156
Other non-cash items (5)	13	7	25	9
Other (6)	2	6	5	18
Total adjustments	37	176	98	218
Segment EBITDA	$65	$112	$154	$215

Segment EBITDA (7):
Adhesives	$51	$73	$122	$149
Coatings and Composites	26	52	65	96
Corporate and Other	(12)	(13)	(33)	(30)
Total	$65	$112	$154	$215

(1)For the three and six months ended June 30, 2020, accelerated depreciation of less than $1 and $2, respectively, has been included in “Depreciation and amortization.”
(2)Business realignment costs for the three and six months ended June 30, 2020 and 2019 included:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Severance costs	$2	$7	$10	$9
In-process facility rationalizations	5	1	12	3
Business services implementation	8	—	12	—
Legacy environmental reserves	2	1	4	1
Other	1	2	1	2
(3)For the Successor three and six months ended June 30, 2020, transaction costs included certain professional fees related to strategic projects. For the Predecessor three and six months ended June 30, 2019, transaction costs primarily included $2 and $21, respectively, of certain professional fees and other expenses related to the Company’s Chapter 11 Proceedings.
(4)Represents incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing.

(5)Other non-cash items for the three and six months ended June 30, 2020 and 2019 included:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Fixed asset write-offs	$6	$2	$8	$3
Stock-based compensation costs	4	—	9	—
Long-term retention programs	3	4	6	5
Other	—	1	2	1
(6)Other for the three and six months ended June 30, 2020 and 2019 included:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Legacy expenses	$2	$—	$5	$3
IT outage costs (recoveries), net	(2)	5	(4)	10
Management fees and other	2	1	4	5
(7)Previously reported Segment EBITDA by reportable segment for the Predecessor three and six months ended June 30, 2019 is shown below:

	Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Segment EBITDA:
Forest Products Resins	$66	$134
Epoxy, Phenolic and Coating Resins	59	111
Corporate and Other	(13)	(30)
Total	$112	$215
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
As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs. We have taken a number of actions to mitigate the unfavorable liquidity impacts of the pandemic, including:
•Reducing our anticipated 2020 capital expenditures to between $110 and $120 and reviewing the timing of manufacturing turnarounds at certain of our sites;
•Continuing to focus on reducing working capital, which we expect to be positively impacted by the pass through of significantly lower raw material prices;
•Reducing selling, general and administrative expense wherever possible, including travel and other discretionary spending items, as well as moving to a managed services model;
•Delaying approximately $15 of certain tax payments to later in 2020 and deferring $5 of certain tax payments to future years in conjunction with the CARES Act and tax relief measures in other jurisdictions where we operate; and
•Drawing down $164 on our ABL Facility as a precautionary measure to increase cash balances and preserve financial flexibility.
In the second quarter of 2020, we generated $83 of cash flow from operations, driven by our continued focus on working capital management. Our short-term cash needs are expected to include funding operations as currently planned and we believe that we will be able to meet our liquidity needs over the next 12 months based on our current projections of cash flow from operations and borrowing availability under financing arrangements.
At June 30, 2020, we had $1,915 of outstanding debt and $479 in liquidity consisting of the following:
•$292 of unrestricted cash and cash equivalents (of which $125 is maintained in foreign jurisdictions);
•$127 of borrowings available under our ABL Facility ($350 borrowing base less $164 of outstanding borrowings and $59 of outstanding letters of credit); and

•$60 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2020 and December 31, 2019 was $394 and $356, respectively. A summary of the components of our net working capital as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	% of LTM Net Sales	December 31, 2019	% of LTM Net Sales
Accounts receivable	$365	12%	$365	11%
Inventories	319	10%	332	10%
Accounts payable	(290)	(10)%	(341)	(10)%
Net working capital (1)	$394	12%	$356	11%
(1)Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.
The increase in net working capital of $38 from December 31, 2019 was driven by a decrease in accounts payable of $51, partially offset by a decrease in inventory of $13. The decrease in accounts payable was largely related to raw material price decreases in the first half of 2020 and timing of vendor payments and the decrease in inventories was driven by raw material price decreases in the first half of 2020.

We regularly review our portfolio and are currently exploring potential divestitures. While there is no guarantee of a transaction, it could include a specific business unit or combination of several businesses. We expect that the proceeds from a transaction or transactions upon completion would be used to help reduce the absolute amount of our debt.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Successor	Predecessor
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

(Uses) sources of cash:
Operating activities	$(19)	$(113)
Investing activities	(61)	(42)
Financing activities	125	123
Effect of exchange rates on cash flow	(4)	—
Net change in cash and cash equivalents	$41	$(32)
Operating Activities
In the first half of 2020, operations used $19 of cash. Net loss of $101 included $144 of net non-cash expense items, consisting of depreciation and amortization of $114, non-cash asset impairments of $16, unrealized foreign currency losses of $4, non-cash stock based compensation expense of $9 and loss on sale of assets of $9, partially offset by a deferred tax benefit of $7 and other non-cash adjustments of $1. Net working capital used $45, which was driven by a decrease in accounts payable, partially offset by decreases in inventory, both due primarily to raw material price decreases. Changes in other assets and liabilities and income taxes payable used $17 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
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
Investing Activities
In the first half of 2020, investing activities used $61 of cash related to capital expenditures.
In the first half of 2019, investing activities used $42 of cash primarily related to capital expenditures of $43 and partially offset by proceeds from sale of assets of $1.

Financing Activities
In the first half of 2020, financing activities provided $125 of cash. Net short-term debt borrowings were $14 and net long-term debt borrowings were $149. Our long-term debt borrowings primarily consisted of $164 of ABL borrowings in the first quarter of 2020. The Company distributed a $10 affiliate loan to its Parent, which was subsequently settled with a return of capital.
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

The following table reconciles net income to EBITDA and Pro Forma EBITDA for the twelve month period that includes combined information from the Predecessor Company on July 1, 2019 and the Successor Company from July 2, 2019 through June 30, 2020, and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

June 30, 2020
LTM Period
Net income	$2,865
Income tax expense	190
Interest expense, net	105
Depreciation and amortization	223
EBITDA	3,383
Adjustments to arrive at Pro Forma EBITDA:
Asset impairments	16
Business realignment costs (1)	63
Realized and unrealized foreign currency losses	12
Unrealized losses on pension and postretirement benefits (2)	5
Transaction costs (3)	18
Reorganization items, net (4)	(3,261)
Non-cash impact of inventory step-up (5)	29
Other non-cash items (6)	35
Acceleration of deferred revenue (7)	18
Other (8)	24
Cost reduction programs savings (9)	11
Pro Forma EBITDA	$353
Pro forma fixed charges (10)	$106
Ratio of Pro Forma EBITDA to Fixed Charges (11)	3.33
(1)Primarily represents costs related to certain in-process cost reduction activities, including severance costs of $20, $17 related to certain in-process facility rationalizations, $11 for future environmental clean-up of closed facilities and one-time implementation and transition costs associated with the creation of a business services group within the Company of $12.
(2)Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.
(3)Represents certain professional fees related to strategic projects, including $6 of certain professional fees and other expenses related to our Chapter 11 proceedings incurred post-emergence.
(4)Represents incremental costs incurred directly as a result of our Chapter 11 proceedings after the date of filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments.
(5)Represents $29 of non-cash expense related to the step up of finished goods inventory on July 1, 2019 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory.
(6)Primarily includes expenses for stock-based compensation costs of $17, non-cash fixed asset write-offs of $14 and long-term retention programs of $4.
(7)Represents the impact of deferred revenue that was accelerated on July 1, 2019 as part of fresh start accounting.
(8)Primarily represents $12 of expenses related to legacy liabilities, $6 of business optimization expense, $9 related to management fees and other expenses, offset by $3 of IT outage recoveries.
(9)Represents pro forma impact of in-process cost reduction programs savings. Cost reduction program savings represent the unrealized headcount reduction savings and plant rationalization savings related to cost reduction programs and other unrealized savings associated with the Company’s business realignments activities, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the period presented. The savings are calculated based on actual costs of exiting headcount and elimination or reduction of site costs. We expect the savings to be realized within the next 18 months.
(10)Reflects pro forma interest expense based on interest rates at June 30, 2020.
(11)The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has a Pro Forma EBITDA to Fixed Charges ratio of at least 2.0 to 1.0.

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first six months of 2020 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Acting Chief Executive Officer and Executive Vice President, Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, the Acting Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
There have been no other material developments during the second quarter of 2020 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
Our operations and results may be negatively impacted by the COVID-19 outbreak.
Global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent COVID-19 pandemic, may adversely affect us.
Since December 2019, the COVID-19 virus which was first reported in Wuhan, China, has spread further in China and other regions including Europe and the United States, where we have operations. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Around the world, local governments’ responses to COVID-19 continue to evolve, which has led to stay-at-home orders, social distancing guidelines and other preventative measures that have disrupted various industries in the global economy and created significant volatility in the financial markets.
While the Company has continued to operate during the pandemic, it did incur adverse financial impacts to its sales and profitability results during the three and six months ended June 30, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. Future COVID developments could adversely result in business and manufacturing disruption, inventory shortages, delivery delays, our ability to obtain financing on favorable terms, and reduced sales due to an economic downturn that could affect demand for our products. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. A prolonged economic downturn from COVID-19 could also result in impairments to long-lived assets, including goodwill and intangibles.
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

HEXION INC.

Date:	August 14, 2020	/s/ George F. Knight
George F. Knight
Acting Chief Executive Officer and Executive Vice President, Chief Financial Officer
(Principal Financial Officer)