Form 10-Q
period 2020-09-30
HEXION INC.
filed 2020-11-09
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2020: 100

HEXION INC.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $3 and $4, respectively)	$158	$254
Accounts receivable (net of allowance for doubtful accounts of $3)	363	316
Inventories:
Finished and in-process goods	191	211
Raw materials and supplies	70	82
Current assets held for sale (see Note 4)	103	99
Other current assets	51	40
Total current assets	936	1,002
Investment in unconsolidated entities	16	14
Deferred tax assets	6	6
Long-term assets held for sale (see Note 4)	318	400
Other long-term assets	60	44
Property and equipment:
Land	78	82
Buildings	124	114
Machinery and equipment	1,207	1,148
	1,409	1,344
Less accumulated depreciation	(187)	(63)
	1,222	1,281
Operating lease assets	105	110
Goodwill	164	164
Other intangible assets, net	1,082	1,125
Total assets	$3,909	$4,146
Liabilities and Equity
Current liabilities:
Accounts payable	$265	$289
Debt payable within one year	77	70
Interest payable	21	35
Income taxes payable	6	17
Accrued payroll and incentive compensation	40	43
Current liabilities associated with assets held for sale (see Note 4)	67	69
Current portion of operating lease liabilities	19	20
Other current liabilities	112	95
Total current liabilities	607	638
Long-term liabilities:
Long-term debt	1,756	1,715
Long-term pension and post employment benefit obligations	223	223
Deferred income taxes	153	149
Operating lease liabilities	78	82
Long-term liabilities associated with assets held for sale (see Note 4)	59	56
Other long-term liabilities	206	208
Total liabilities	3,082	3,071
Commitments and contingencies (see Note 9)
Equity
Common stock —$0.01 par value; 100 shares authorized, issued and outstanding	—	—
Paid-in capital	1,168	1,165
Accumulated other comprehensive loss	(49)	(1)
Accumulated deficit	(292)	(89)
Total equity	827	1,075
Total liabilities and equity	$3,909	$4,146
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Successor		Predecessor	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019

Net sales	$634	$693	$—	$1,855	$693	$1,481
Cost of sales (exclusive of depreciation and amortization shown below)	500	586	—	1,514	586	1,211
Selling, general and administrative expense	56	61	—	164	61	128
Depreciation and amortization	47	48	—	143	48	43
Asset impairments	—	—	—	16	—	—
Business realignment costs	19	12	—	57	12	14
Other operating expense, net	4	4	—	15	4	17
Operating income (loss)	8	(18)	—	(54)	(18)	68
Interest expense, net	25	28	—	76	28	89
Other non-operating (income) expense, net	(8)	4	—	(12)	4	(11)
Reorganization items, net	—	—	(3,126)	—	—	(2,970)
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(9)	(50)	3,126	(118)	(50)	2,960
Income tax expense (benefit)	17	(5)	191	8	(5)	201
(Loss) income from continuing operations before earnings from unconsolidated entities	(26)	(45)	2,935	(126)	(45)	2,759
Earnings from unconsolidated entities, net of taxes	—	1	—	2	1	1
(Loss) income from continuing operations, net of taxes	(26)	(44)	2,935	(124)	(44)	2,760
(Loss) income from discontinued operations, net of taxes	(76)	1	119	(79)	1	135
Net (loss) income	$(102)	$(43)	$3,054	$(203)	$(43)	$2,895
Net income attributable to noncontrolling interest	—	—	—	—	—	(1)
Net (loss) income attributable to Hexion Inc.	$(102)	$(43)	$3,054	$(203)	$(43)	$2,894
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Successor		Predecessor	Successor		Predecessor
(In millions)	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019

Net (loss) income	$(102)	$(43)	$3,054	$(203)	$(43)	$2,895
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(16)	—	(29)	(16)	(8)
Unrealized loss on cash flow hedge	(1)	—	—	(19)	—	—
Other comprehensive income (loss)	6	(16)	—	(48)	(16)	(8)
Comprehensive (loss) income	$(96)	$(59)	$3,054	$(251)	$(59)	$2,887
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	(1)
Comprehensive (loss) income attributable to Hexion Inc.	$(96)	$(59)	$3,054	$(251)	$(59)	$2,886
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Cash flows (used in) provided by operating activities
Net (loss) income	$(203)	$(43)	$2,895
Less: (Loss) income from discontinued operations, net of tax	(79)	1	135
(Loss) income from continuing operations	(124)	(44)	2,760
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	143	48	43
Non-cash asset impairments	16	—	—
Non-cash reorganization items, net	—	—	(3,156)
Deferred tax expense (benefit)	5	(8)	140
Loss on sale of assets	7	—	3
Unrealized foreign currency (gains) losses	(1)	6	(7)
Non-cash stock based compensation expense	13	4	—
Financing fees included in net loss	—	—	136
Other non-cash adjustments	(1)	(2)	(1)
Net change in assets and liabilities:
Accounts receivable	(55)	12	(73)
Inventories	31	25	(20)
Accounts payable	(14)	(58)	(15)
Income taxes payable	(8)	2	15
Other assets, current and non-current	(1)	5	3
Other liabilities, current and non-current	(22)	17	9
Net cash (used in) provided by operating activities from continuing operations	(11)	7	(163)
Net cash (used in) provided by operating activities from discontinued operations	(1)	18	(10)
Net cash (used in) provided by operating activities	(12)	25	(173)
Cash flows used in investing activities
Capital expenditures	(78)	(18)	(41)
Proceeds from sale of assets, net	2	—	1
Net cash used in investing activities from continuing operations	(76)	(18)	(40)
Net cash used in investing activities from discontinued operations	(13)	(4)	(2)
Net cash used in investing activities	(89)	(22)	(42)
Cash flows provided by (used in) financing activities
Net short-term debt repayments	(25)	(6)	(4)
Borrowings of long-term debt	209	91	2,313
Repayments of long-term debt	(167)	(100)	(2,261)
Return of capital to parent (see Note 6)	(10)	—	—
Proceeds from rights offering	—	—	300
Financing fees paid	—	(2)	(136)
Net cash provided by (used in) financing activities	7	(17)	212
Effect of exchange rates on cash and cash equivalents, including restricted cash	(2)	(3)	—
Change in cash and cash equivalents, including restricted cash	(96)	(17)	(3)
Cash, cash equivalents and restricted cash at beginning of period	254	125	128
Cash, cash equivalents and restricted cash at end of period	$158	$108	$125
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$88	$3	$71
Income taxes, net	12	4	10
Reorganization items, net	—	—	188
Non-cash financing activities	13	—	—
See Notes to Condensed Consolidated Financial Statements

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Loan Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Hexion Inc. (Deficit) Equity	Noncontrolling Interest	Total Shareholder’s (Deficit) Equity
Predecessor
Balance at December 31, 2018	$1	$526	$(296)	$—	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)
Net loss	—	—	—	—	—	(160)	(160)	1	(159)
Other comprehensive loss	—	—	—	—	(8)	—	(8)	—	(8)
Balance at June 30, 2019	$1	$526	$(296)	$—	$(26)	$(3,285)	$(3,080)	$(1)	$(3,081)
Elimination of Predecessor equity	(1)	(526)	296	—	—	231	—	—	—
Elimination of Predecessor accumulated other comprehensive loss	—	—	—	—	26	—	26	—	26
Net income	—	—	—	—	—	3,054	3,054	—	3,054
Balance at July 1, 2019	$—	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Issuance of Successor Company common stock	—	1,157	—	—	—	—	1,157	—	1,157
Successor
Balance at July 2, 2019	$—	$1,157	$—	$—	$—	$—	$1,157	$(1)	$1,156
Net loss	—	—	—	—	—	(43)	(43)	—	(43)
Stock-based compensation expense	—	5	—	—	—	—	5	—	5
Other comprehensive loss	—	—	—	—	(16)	—	(16)	—	(16)
Balance at September 30, 2019	$—	$1,162	$—	$—	$(16)	$(43)	$1,103	$(1)	$1,102

Balance at June 30, 2020	$—	$1,164	$—	$—	$(55)	$(190)	$919	$—	$919
Net loss	—	—	—	—	—	(102)	(102)	—	(102)
Stock-based compensation expense	—	4	—	—	—	—	4	—	4
Other comprehensive income	—	—	—	—	6	—	6	—	6
Balance at September 30, 2020	$—	$1,168	$—	$—	$(49)	$(292)	$827	$—	$827

Balance at December 31, 2019	$—	$1,165	$—	$—	$(1)	$(89)	$1,075	$—	$1,075
Net loss	—	—	—	—	—	(203)	(203)	—	(203)
Stock-based compensation expense	—	13	—	—	—	—	13	—	13
Other comprehensive loss	—	—	—	—	(48)	—	(48)	—	(48)
Return of capital to parent (see Note 6)	—	(10)	—	—	—	—	(10)	—	(10)
Distribution of affiliate loan (see Note 6)	—	—	—	(10)	—	—	(10)	—	(10)
Settlement of affiliate loan (see Note 6)	—	—	—	10	—	—	10	—	10
Balance at September 30, 2020	$—	$1,168	$—	$—	$(49)	$(292)	$827	$—	$827

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. In January 2020, the Company changed its reporting segments to align around its growth platforms. At September 30, 2020, the Company had three reportable segments: Adhesives; Coatings and Composites; and Corporate and Other.
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
Sale of Phenolic Specialty Resins Business
On September 27, 2020, the Company entered into a definitive agreement (the “Purchase Agreement”) for the sale of its Phenolic Specialty Resins ("PSR"), Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration consists of $335 in cash and certain assumed liabilities with the remainder in future contingent proceeds based on the performance of the Held for Sale Business. For more information, see Note 4 “Discontinued Operations”.
As of September 30, 2020, the Company reclassified the assets and liabilities of the Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets and reported the results of the operations for the three and nine months ended September 30, 2020 as “(Loss) income from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
Additionally, the Company has included $4, $11, $4 and $10 in both “Net sales” and “Cost of sales” within the Company’s continuing operations for the Successor three and nine months ended September 30, 2020, the Successor period July 2, 2019 through September 30, 2019 and the Predecessor period January 1, 2019 through July 1, 2019, respectively, which represents sales from the Company’s continuing operations to the Held for Sale Business that were previously eliminated in consolidation. These reclassifications had no impact on “Net (loss) income” in the unaudited Condensed Consolidated Statements of Operations for any of the periods presented.
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

Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $6 is recorded within “Other current assets” at both September 30, 2020 and December 31, 2019 in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 12 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $3 and $4 at September 30, 2020 and December 31, 2019, respectively, represents deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the unaudited Condensed Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
Allowance for Doubtful Accounts— Under adoption of ASU 2016-13, the Company has updated its credit loss methodology to consider a broader range of reasonable and supportable information to determine its credit loss estimates. The Company utilizes a historical aging method disaggregated by portfolio segment of geographic region, and then the Company makes any necessary adjustments for current conditions and forecasts about future economic conditions for calculating its allowance for doubtful accounts. The Company evaluates each pooled receivables’ geographic region by differing regional industrial and economic conditions, overall end market conditions and groups of customers with similar risk profiles related to timing and uncertainty of future collections. If particular accounts receivable balances no longer display risk characteristics that are similar to other pooled receivables, the Company performs individual assessments of expected credit losses for those specific receivables. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.
During the three and nine months ended September 30, 2020, the Company increased its allowance for doubtful accounts provision for expected credit losses by less than $1, to reflect current business conditions, forecasts of future economic conditions and the impacts related to the global business and market disruptions of the coronavirus disease 2019 (“COVID-19”) pandemic in accordance with ASU 2016-13 (see Note 3 for more information). The Company’s current expectations and assumptions regarding its business, the economy and other future events and conditions are based on currently available financial, economic and competitive data and current business plans as of September 30, 2020. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors.
The Company recorded an allowance for doubtful accounts of $3 at both September 30, 2020 and December 31, 2019, to reduce accounts receivable to their estimated net realizable value. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. There were no write-offs or recoveries for the Successor three and nine months ended September 30, 2020.
Goodwill— Goodwill is reviewed annually for impairment of value or more frequently when potential impairment triggering events are present. The Company’s annual impairment testing date is October 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, which included the impact of the COVID-19 pandemic for the three and nine months ended September 30, 2020 and the signing of the Purchase Agreement for the Held for Sale Business in September 2020. The Company determined there was no triggering event requiring an interim impairment analysis at September 30, 2020. However, the continued duration and severity of COVID-19 may result in future impairment charges as a prolonged pandemic could have an additional impact on the results of the Company’s operations.
Reclassifications— Certain amounts in the unaudited Condensed Consolidated Financial Statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record the assets and liabilities of the Held for Sale Business and the results of operations as discontinued operations. See Note 4 for more information.

Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2020 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
The Company’s businesses have been designated by many governments as essential businesses and the Company’s operations have continued through September 30, 2020. While the Company has continued to operate during the pandemic, it did incur adverse financial impacts to its sales and profitability results during the three and nine months ended September 30, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. The pandemic has impacted global economic conditions and lowered demand in many of the end use markets in which the Company operates such as automotive, aerospace, industrial products, oil and gas, construction and housing. The ultimate impact that COVID-19 will have on the Company’s future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.

The Coronavirus Aid, Relief, and Economic Security (the “CARES”) Act was enacted on March 27, 2020 in the U.S. The CARES Act includes several significant provisions, such as delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act, and estimated income tax payments. The Company does not currently expect the CARES Act to have a material impact on its financial results, including on its annual estimated effective tax rate but the Company delayed approximately $15 of certain income tax and non-income tax payments to the third quarter of 2020 and deferred an additional $5 of certain tax payments to future years. The Company will continue to monitor and assess the CARES Act and similar legislation in other jurisdictions where the Company operates that may impact the Company’s business and financial results.
Subsequent to September 30, 2020, the United States, and the global regions where the Company operates, continue to be affected by COVID-19. The Company is closely monitoring the COVID-19 pandemic on all aspects of its businesses and geographies, including the impact on its facilities, employees, customers, suppliers, vendors, business partners and distribution.

4. Discontinued Operations
On September 27, 2020, the Company entered into a Purchase Agreement for the sale of PSR, Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business” or the “Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration consists of $335 in cash and certain assumed liabilities with the remainder in future contingent proceeds based on the performance of the Held for Sale Business. The final purchase price is subject to customary post-closing adjustments. The Held for Sale Business was formerly included in the Company’s Adhesives reportable segment.

Assets included in the transaction are the Company’s manufacturing sites in Barry, United Kingdom; Cowie, United Kingdom; Lantaron, Spain; Botlek, Netherlands; Iserlohn, Germany; Frielendorf, Germany; Solbiate, Italy; Kitee, Finland; Louisville, Kentucky; Acme, North Carolina; and the Company's 50% ownership interest in Hexion Schekinoazot Holding B.V. (the “Russia JV”), a joint venture that manufactures forest products resins in Russia.

The Held for Sale Business produces phenolic specialty resins and engineered thermoset molding compounds used in applications that require extreme heat resistance and strength, such as after-market automotive and original equipment manufacturing (“OEM”) truck brake pads, filtration, aircraft components and foundry resins. The Business is also a significant producer of formaldehyde-based resins in Europe and merchant formaldehyde and formaldehyde derivatives in the Louisville and Acme plants, respectively. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium density fiberboard (“MDF”), particleboard and oriented strand board (“OSB”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Merchant formaldehyde and formaldehyde derivatives are intermediate ingredients that are used in a variety of durable and industrial products. The Business generated annual sales of approximately $600 in 2019, and was reported within the Adhesives reportable segment. The sale is subject to customary closing conditions, including European Works Council consultation, and is expected to close in the first quarter of 2021.

Until the closing date, the Company has agreed to operate the Held for Sale Business in the ordinary course. The Company has agreed to provide certain transitional services to the Buyers for a limited period of time following the closing.

As of September 30, 2020, the Company reclassified the assets and liabilities of the Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets and reported the results of the operations for the three and nine months ended September 30, 2020 as “Income (loss) from discontinued operations, net of tax” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
The Held for Sale Business had $14 of goodwill at both September 30, 2020 and December 31, 2019 and $61 and $63 of other intangible assets at September 30, 2020 and December 31, 2019, respectively. Goodwill was allocated based on the relative fair value of the European-based Forest Products Resins businesses, included in the Held for Sale Business, which is part of the Company’s Forest Product Resins reporting unit. Other intangible assets were specifically identified based on customer relationships within the Company’s Forest Products Resins reporting unit that are associated with the Held for Sale Business.
As a result of entering into the Purchase Agreement, the Company recognized a pre-tax charge of $75 within discontinued operations, representing the difference between the fair value of the Held for Sale Business, less costs to sell, and the carrying value of net assets held for sale as of September 30, 2020. Fair value represents the expected net cash proceeds, excluding any future contingent proceeds, from the sale of the Held for Sale Business. The Company has made an accounting policy election to account for the initial and subsequent measurement of the future contingent proceeds, of up to $90, as a gain contingency. Under this model, any future contingent consideration is not recognized until all future conditions are met and the Company has earned the proceeds. The contingent proceeds are based on performance targets of the Held for Sale Business over each of the next three years, as specified in the Purchase Agreement. Thus, for purposes of this impairment analysis the fair value of the future contingent proceeds was not considered in determination of the disposal group impairment. Further, the Company concluded that the impairment of the Held for Sale Business assets did not represent an impairment triggering event for the Company’s continuing operations.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$59	$49
Finished and in-process goods	17	21
Raw materials and supplies	17	18
Other current assets	10	11
Total current assets	103	99
Investment in unconsolidated entities	5	3
Other long-term assets	7	11
Property, plant and equipment, net	293	297
Operating lease assets	13	12
Goodwill	14	14
Other intangible assets, net	61	63
Discontinued operations impairment	(75)	—
Total long-term assets	318	400
Total assets held for sale	$421	$499

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$48	$52
Income taxes payable	2	—
Accrued payroll	5	5
Current portion of operating lease liabilities	2	2
Other current liabilities	10	10
Total current liabilities	67	69
Long-term pension and post employment benefit obligations	30	29
Deferred income taxes	16	15
Operating lease liabilities	5	4
Other long-term liabilities	8	8
Total long-term liabilities	59	56
Total liabilities held for sale	$126	$125

The following table shows the financial results of discontinued operations for the periods presented:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019

Major line items constituting pretax income of discontinued operations:
Net sales	$120	$149	$—	$360	$149	$309
Cost of sales (exclusive of depreciation and amortization)	100	130	—	301	130	263
Selling, general and administrative expense	11	8	—	33	8	17
Depreciation and amortization	8	7	—	26	7	9
Asset impairments	75	—	—	75	—	—
Business realignment costs	—	1	—	1	1	1
Other operating expense (income), net	—	1	—	—	1	(1)
Operating (loss) income	(74)	2	—	(76)	2	20
Reorganization items, net	—	—	(135)	—	—	(135)
Other non-operating expense, net	1	—	—	1	—	—
(Loss) income from discontinued operations before income tax, earnings from unconsolidated entities	(75)	2	135	(77)	2	155
Income tax expense	2	1	16	3	1	21
(Loss) income from discontinued operations, net of tax	$(77)	$1	$119	$(80)	$1	$134
Earnings from unconsolidated entities, net of tax	1	—	—	1	—	1
Net (loss) income attributable to discontinued operations	$(76)	$1	$119	$(79)	$1	$135

Equity Method Investments

The Company's 50% ownership interest in the Russia JV, accounted for using the equity method of accounting, is included in the Held for Sale Business. Summarized financial data for the Russia JV are shown in the following tables:

	September 30, 2020	December 31, 2019
Current assets	$7	$9
Non-current assets	1	1
Current liabilities	2	11
Non-current liabilities	7	12

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019

Net sales	$8	$10	$—	$25	$10	$18
Gross profit	3	2	—	9	2	4
Pre-tax income	1	—	—	3	—	2
Net income	—	—	—	2	—	2
5. Asset Impairments
During the first quarter of 2020, the Company indefinitely idled certain assets within its Adhesives segment. These represented triggering events resulting in impairment evaluations of the fixed assets within both the oilfield and phenolic specialty resins asset groups. As a result, asset impairments totaling $16 were recorded in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations during the Successor nine months ended September 30, 2020. See Note 4 for discussion of the discontinued operations impairment charge recorded in the third quarter of 2020.

6. Related Party Transactions
Transactions with Apollo
As of the Company’s emergence from bankruptcy on July 1, 2019, Apollo is no longer a related party to the Company. Sales to various Apollo affiliates were $1 for the Predecessor period January 1, 2019 through July 1, 2019. There were no purchases during the Predecessor period January 1, 2019 through July 1, 2019.
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
Transactions with MPM
As of May 15, 2019, Momentive Performance Materials (“MPM”) is no longer under the common control of Apollo and no longer a related party to the Company. There were no products sold to MPM during the Predecessor period January 1, 2019 through July 1, 2019. During the Predecessor period January 1, 2019 through July 1, 2019, the Company earned less than $1 from MPM as compensation for acting as distributor of products and had purchases of $10.
Shared Services Agreement
The Company previously held a shared services agreement with MPM (the “Shared Services Agreement”). Under this agreement, the Company provided to MPM, and MPM provided to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. On March 14, 2019, MPM terminated the Shared Services Agreement, which triggered a transition period for the parties to work together to facilitate an orderly transition of services. The transition of services was completed on September 1, 2020. During the Predecessor period January 1, 2019 through July 1, 2019 the Company incurred approximately $15 of net costs for shared services and MPM incurred approximately $14 of net costs for shared services. Included in the net costs incurred during the Predecessor period January 1, 2019 through July 1, 2019 were net billings from Hexion to MPM of $11.
Other Transactions and Arrangements
In March 2020, the Company entered into a $10 short term affiliate loan with its Parent at a 0% interest rate to fund Parent share repurchases. In June 2020, the Company made a $10 non-cash distribution to its Parent treated as a return of capital to settle this affiliate loan. This return of capital reduced “Paid-in capital” in the unaudited Condensed Consolidated Balance Sheet at September 30, 2020.

The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Successor		Successor		Predecessor
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Sales to joint ventures (1)(2)	$1	$—	$2	$—	$2
Purchases from joint ventures (1)	<1	1	1	1	2
(1)    There were no sales to joint ventures or purchases from joint ventures for the Predecessor period July 1, 2019.
(2)    Sales to joint ventures is primarily comprised of sales to the Russia JV included in the Held for Sale Business. Sales to the Company’s other joint         ventures were less than $1 in all Successor and Predecessor periods presented.

	September 30, 2020	December 31, 2019
Accounts receivable from joint ventures(1)	$1	$1
Accounts payable to joint ventures	—	<1
(1)    Accounts receivable from joint ventures is mostly comprised of receivables from the Russia JV included in the Held for Sale Business. Accounts receivable from the Company’s other joint ventures was less than $1 for both September 30, 2020 and December 31, 2019.

In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $5 and $7 as of September 30, 2020 and December 31, 2019, respectively, from the Russia JV. These loan receivables have been included in “Long-term assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
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
Recurring Fair Value Measurements
As of September 30, 2020, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $1, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the Successor nine months ended September 30, 2020, or the Successor period July 2, 2019 through September 30, 2019, and the Predecessor period from January 1, 2019 through July 1, 2019.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2020 and December 31, 2019, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
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
In October 2019, the Company executed an interest rate swap syndication agreement where by Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, beginning January 1, 2020 through January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the Company’s variable rate Senior Secured Term Loan denominated in USD ($716 outstanding at September 30, 2020). The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). For the Hedge, the Company records changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to the unaudited Condensed Consolidated Statement of Operations in the same period that the hedged transaction affects net (loss) income and in the same unaudited Condensed Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
The following tables summarize the Company’s derivative financial instrument designated as a hedging instrument:

		September 30, 2020		December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Asset
Derivatives designated as hedging instruments
Interest Rate Swap	Other current (liabilities)/assets	$300	$(16)	$300	$3
Total derivatives designated as hedging instruments			$(16)		$3

	Amount of Loss Recognized in OCI on Derivatives
	Successor		Predecessor	Successor		Predecessor
Derivatives designated as hedging instruments	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Interest Rate Swaps
Interest Rate Swap	$(1)	$—	$—	$(19)	$—	$—
Total	$(1)	$—	$—	$(19)	$—	$—
In both the Successor three and nine months ended September 30, 2020, the Company reclassified a loss of $1, respectively, from OCI to “Interest expense, net” on the Condensed Consolidated Statement of Operations related to the settlement of a portion of the Hedge.
Interest Rate Cap
In 2019, the Company executed an interest rate cap derivative instrument for a premium amount of less than $1. This instrument is a derivative under ASC 815 that does not qualify for hedge accounting and as a result, changes in fair value are recognized within earnings throughout the term of the instrument. For the Successor three and nine months ended September 30, 2020, the Company recognized an unrealized loss of less than $1 for the change in fair value of the instrument, which is included in “Other operating expense, net” in the unaudited Condensed Consolidated Statement of Operations.
Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2020
Debt	$1,833	$—	$1,791	$54	$1,845
December 31, 2019
Debt	$1,785	$—	$1,751	$64	$1,815
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
8. Debt Obligations
Debt outstanding at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020		December 31, 2019
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$67	$—	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $6 and $7, respectively, of unamortized debt discount)	703	7	708	7
Senior Secured Term Loan - EUR due 2026 (includes $4 of unamortized debt discount)	494	—	473	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	450	—
Other Borrowings:
Australia Facility due 2021	—	28	27	4
Brazilian bank loans	3	15	7	34
Lease obligations (1)	39	15	50	14
Other	—	12	—	11
Total	$1,756	$77	$1,715	$70
(1)Lease obligations include finance leases and sale leaseback financing arrangements.

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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2020 and December 31, 2019:

	Liability		Range of Reasonably Possible Costs at September 30, 2020
Site Description	September 30, 2020(1)	December 31, 2019(1)	Low	High
Geismar, LA	$12	$12	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	6	6	5	14
Currently-owned	9	8	4	14
Formerly-owned:
Remediation	19	21	16	37
Monitoring only	—	1	—	1
Total	$49	$51	$36	$94
(1)    The table includes approximately $2 of environmental remediation liabilities related to the Held for Sale Business at both September 30, 2020 and December 31, 2019. These associated liabilities have been included in “Long-term liabilities associated with assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2020 and December 31, 2019, $15 and $18 of these liabilities have been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities” within the unaudited Condensed Consolidated Balance Sheets.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2020:
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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with the Company’s former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement in 2016 with the current site owner and a past site owner, pursuant to which the Company paid $10 for past remediation costs and accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $9. The final costs to the Company will depend on natural variations in remediation costs, including unforeseen circumstances, agency requests, new contaminants of concern and the ongoing financial viability of the other PRPs.
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
Non-Environmental Legal Matters
The Company’s continuing operations is involved in various legal proceedings in the ordinary course of business and had reserves of $1 and $1 at September 30, 2020 and December 31, 2019, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2020 and December 31, 2019, $1 and $1, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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

10. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized less than $1 of net non-pension postretirement benefit cost for both the Successor three and nine months ended September 30, 2020, the Successor period ended July 2, 2019 through September 30, 2019 and for the Predecessor July 1, 2019, January 1, 2019 through July 1, 2019.

Following are the components of net pension benefit cost recognized by the Company for the Successor three and nine months ended September 30, 2020, July 2, 2019 through September 30, 2019 and for the Predecessor July 1, 2019, January 1, 2019 through July 1, 2019:

	Pension Benefits
	Successor				Predecessor
	Three Months Ended September 30, 2020		July 2, 2019 through September 30, 2019		July 1, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$4	$1	$3	$—	$—
Interest cost on projected benefit obligation	1	2	1	1	—	—
Expected return on assets	(3)	(4)	(3)	(2)	—	—
Net (benefit) expense(1)	$(1)	$2	$(1)	$2	$—	$—

	Pension Benefits
	Successor				Predecessor
	Nine Months Ended September 30, 2020		July 2, 2019 through September 30, 2019		January 1, 2019 through July 1, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$13	$1	$3	$2	$7
Interest cost on projected benefit obligation	4	5	1	1	4	4
Expected return on assets	(9)	(10)	(3)	(2)	(6)	(6)
Net (benefit) expense(1)	$(3)	$8	$(1)	$2	$—	$5
(1)    Includes less than $1 of net pension expense for non-U.S. plans related to the Held for Sale Business during the three and nine months ended September 30, 2020 and Successor period July 2, 2019 through September 30, 2019 and the Predecessor period January 1, 2019 through July 1, 2019, respectively. These associated costs have been included in “(Loss) income from discontinued operations, net of taxes” within the unaudited Condensed Consolidated Statements of Operations.

11. Stock Based Compensation
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
In the first quarter of 2020, Hexion Holdings granted 821,758 Restricted Stock Units (“RSUs”) to certain employees and non-employee directors that time vest over three years with a weighted average grant date fair value of $15.80 per share. Additionally, Hexion Holdings granted 823,619 Performance Stock Units (“PSUs”) to certain employees that vest based on performance conditions with a weighted average grant date fair value of $15.80. Compensation cost will be recognized over the service period of the PSUs once the satisfaction of the applicable performance condition is deemed probable. As of September 30, 2020, the Company’s performance conditions underlying the PSU's were not considered probable of occurring and thus no PSU expense has been recorded.
The Company recognized $4 and $13 of stock-based compensation costs for the Successor three and nine months ended September 30, 2020, respectively and $5 for the Successor period July 2, 2019 through September 30, 2019. There were no stock-based compensation cost recognized during the Predecessor period January 1, 2019 through July 1, 2019. The amounts are included in “Selling, general and administrative expense” in the Condensed Consolidated Statements of Operations.
The Company’s Parent had 57,756,630 shares of common stock outstanding as of September 30, 2020.

12. Segment Information
Realignment of Reportable Segments in 2020
As part of the Company’s continuing efforts to drive growth and greater operating efficiencies, in January 2020, the Company changed its reporting segments to align around its two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At September 30, 2020, the Company’s continuing operations has three reportable segments, which consist of the following businesses:
•Adhesives: these businesses focus on the global adhesives market. They include the Company’s global wood adhesives business, which now also includes the oilfield technologies group, including: forest products resin assets in North America, Latin America, Australia and New Zealand; and global formaldehyde.
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
The Company has recast its Net Sales and Segment EBITDA (as defined below) for the Successor period July 2, 2019 through September 30, 2019 and for the Predecessor periods July 1, 2019 and January 1, 2019 through July 1, 2019 to reflect the new reportable segments.

Reportable Segments
Following are net sales and Segment EBITDA for continuing operations by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses not allocated to continuing segments.
Net Sales (1):
Following is continuing operations revenue by reportable segment. Product sales within each reportable segment share economically similar risks. These risks include general economic and industrial conditions, competitive pricing pressures and the Company’s ability to pass on fluctuations in raw material prices to its customers. A substantial number of the Company’s raw material inputs are petroleum-based and their prices fluctuate with the price of oil. Due to differing regional industrial and economic conditions, the geographic distribution of revenue may impact the amount, timing and uncertainty of revenue and cash flows from contracts with customers.

Following is net sales by reportable segment disaggregated by geographic region:

	Successor						Predecessor
	Three Months Ended September 30, 2020			July 2, 2019 through September 30, 2019			7/1/2019
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$221	$122	$343	$269	$138	$407	$—	$—	$—
Europe	5	132	137	6	124	130	—	—	—
Asia Pacific	34	87	121	39	70	109	—	—	—
Latin America	33	—	33	47	—	47	—	—	—
Total	$293	$341	$634	$361	$332	$693	$—	$—	$—

	Successor						Predecessor
	Nine Months Ended September 30, 2020			July 2, 2019 through September 30, 2019			January 1, 2019 through July 1, 2019
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$670	$379	$1,049	$269	$138	$407	$562	$286	$848
Europe	14	393	407	6	124	130	15	305	320
Asia Pacific	96	209	305	39	70	109	81	129	210
Latin America	94	—	94	47	—	47	103	—	103
Total	$874	$981	$1,855	$361	$332	$693	$761	$720	$1,481
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Reconciliation of Net Loss to Segment EBITDA:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Reconciliation:
Net (loss) income attributable to Hexion Inc.	$(102)	$(43)	$3,054	$(203)	$(43)	$2,894
Add: Net income attributable to noncontrolling interest	—	—	—	—	—	1
Less: Net (loss) income from discontinued operations	(76)	1	119	(79)	1	135
Net (loss) income from continuing operations	$(26)	$(44)	$2,935	$(124)	$(44)	$2,760
Income tax expense (benefit)	17	(5)	191	8	(5)	201
Interest expense, net	25	28	—	76	28	89
Depreciation and amortization (1)	47	48	—	143	48	43
EBITDA	63	27	3,126	103	27	3,093
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$—	$—	$16	$—	$—
Business realignment costs (2)	19	12	—	57	12	14
Transaction costs (3)	1	5	—	4	5	26
Realized and unrealized foreign currency (gains) losses	(3)	9	—	2	9	(7)
Reorganization items, net (4)	—	—	(3,099)	—	—	(2,943)
Non-cash impact of inventory step-up (5)	—	27	(27)	—	27	(27)
Other non-cash items (6)	6	1	—	29	1	9
Other (7)	5	5	18	9	5	36
Total adjustments	28	59	(3,108)	117	59	(2,892)
Segment EBITDA	$91	$86	$18	$220	$86	$201

Segment EBITDA (8):
Adhesives	$58	$59	$18	$156	$59	$135
Coatings and Composites	50	44	—	115	44	96
Corporate and Other	(17)	(17)	—	(51)	(17)	(30)
Total	$91	$86	$18	$220	$86	$201
(1)For the nine months ended September 30, 2020, accelerated depreciation of $2 has been included in “Depreciation and amortization.”
(2)Business realignment costs for the Successor and Predecessor periods below included:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Severance costs	$4	$4	$—	$15	$4	$8
In-process facility rationalizations	5	3	—	13	3	3
Business services implementation	6	—	—	17	—	—
Legacy environmental reserves	4	4	—	8	4	1
Other	—	1	—	4	1	2
(3)For the Successor three and nine months ended September 30, 2020, transaction costs included certain professional fees related to strategic projects. For the Successor period from July 2, 2019 through September 30, 2019 and the Predecessor period from January 1, 2019 through July 1, 2019, transaction costs primarily included $4 and $23, respectively, of certain professional fees and other expenses related to the Company’s Chapter 11 proceedings.
(4)Represents incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing, gains on settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments. The amounts excludes the “Non-cash impact of inventory step-up” discussed below.
(5)Represents $27 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory.

(6)Other non-cash items for the Successor and Predecessor periods presented below included:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Fixed asset write-offs	$—	$—	$—	$6	$—	$3
Stock-based compensation costs	4	5	—	13	5	—
Long-term retention programs	1	—	—	7	—	5
One-time capitalized variance impact of inventory fresh start step-up	—	(4)	—	—	(4)	—
Other	1	—	—	3	—	1

(7)Other for Successor and Predecessor periods presented below included:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019
Legacy expenses	$2	$4	$—	$7	$4	$3
IT outage (recoveries) costs, net	—	(1)	—	(4)	(1)	9
Management fees and other	3	2	—	6	2	6
Accelerated deferred revenue	—	—	18	—	—	18

13. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the Successor three and nine months ended September 30, 2020. The Successor period July 2, 2019 through September 30, 2019 and the Predecessor period January 1, 2019 through July 1, 2019:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Predecessor
Balance at December 31, 2018	$(1)	$(17)	$—	$(18)
Change in value	—	(8)	—	(8)
Eliminiation of Predecessor Company accumulated other comprehensive loss	1	25	—	26
Balance at July 1, 2019	$—	$—	$—	$—
Successor
Balance at July 2, 2019	$—	$—	$—	$—
Change in value	—	(16)	—	(16)
Balance at September 30, 2019	$—	$(16)	$—	$(16)

Balance at June 30, 2020	$—	$(39)	$(16)	$(55)
Change in value	—	7	(1)	6
Balance at September 30, 2020	$—	$(32)	$(17)	$(49)

Balance at December 31, 2019	$—	$(3)	$2	$(1)
Change in value	—	(29)	(19)	(48)
Balance at September 30, 2020	$—	$(32)	$(17)	$(49)
14. Income Taxes
The income tax expense (benefit) for the Successor three months ended September 30, 2020, July 2, 2019 through September 30, 2019, and for the Predecessor period July 1, 2019 was $17, $(5) and $191 respectively. The income tax expense (benefit) for the Successor nine months ended September 30, 2020, July 2, 2019 through September 30, 2019, and for the Predecessor period January 1, 2019 through July 1, 2019 was $8, $(5), $201 respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor three months ended September 30, 2020, July 2, 2019 through September 30, 2019, and for the Predecessor period July 1, 2019 was (189)%, 10% and 6%, respectively. The effective tax rate for the Successor nine months ended September 30, 2020, July 2, 2019 through September 30, 2019, and for the Predecessor period January 1, 2019 through July 1, 2019 was (7)%, 10% and 7%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

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
Within the following discussion, unless otherwise stated, “the third quarter of 2020” refers to the three months ended September 30, 2020 and “the third quarter of 2019” refers to the three months ended September 30, 2019, “the first nine months of 2020” refers to the nine months ended September 30, 2020 and “the first nine months of 2019” refers to the nine months ended September 30, 2019.
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
Our businesses have been designated by many governments as essential businesses and our operations have continued through September 30, 2020. While we have continued to operate during the pandemic, we did incur adverse financial impacts to our sales and profitability results during the three and nine months ended September 30, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. The pandemic has impacted global economic conditions and lowered demand in many of the end use markets in which the Company operates such as automotive, aerospace, industrial products, oil and gas, construction and housing. The ultimate impact that COVID-19 will have on our future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.
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
Sale of Phenolic Specialty Resins Business
On September 27, 2020, we entered into a definitive agreement (the “Purchase Agreement”) for the sale of our Phenolic Specialty Resins ("PSR"), Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration consists of $335 in cash and certain assumed liabilities with the remainder in future contingent proceeds based on the performance of the Held for Sale Business.
As of September 30, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets and reported the results of the operations for the three and nine months ended September 30, 2020 as “(Loss) income from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
Unless otherwise noted, the tables and discussion below represent the Company’s continuing operations and excludes the Held for Sale Business.
Realignment of Reportable Segments in 2020
As part of our continuing efforts to drive growth and greater operating efficiencies, in January 2020, we changed our reporting segments to align around our two growth platforms: Adhesives; and Coatings and Composites. At September 30, 2020, we have three reportable segments, which consist of the following businesses:
•Adhesives: these businesses focus on the global adhesives market. They include the Company’s global wood adhesives business, which now also includes the oilfield technologies group, including: forest products resin assets in North America, Latin America, Australia and New Zealand; and global formaldehyde.
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
In this quarterly report on form 10-Q, we have recast our Net Sales and Segment EBITDA by reportable segment, for the comparable Successor period July 2, 2019 through September 30, 2019 and for the Predecessor periods July 1, 2019 and January 1, 2019 through July 1, 2019 to reflect the new reportable segments.
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

Financial Results Summary
    Our financial results for the period from January 1, 2019 through July 1, 2019 are referred to as those of the “Predecessor” period. Our financial results for the period from July 2, 2019 through September 30, 2019 are referred to as those of the “Successor” period. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP, which requires that we report on our results for the period from January 1, 2019 through July 1, 2019 and the period from July 2, 2019 through September 30, 2019 separately.

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

2020 Overview
Following are highlights from our results of continuing operations for the nine months ended September 30, 2020 and 2019:

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019	$ Change	% Change
Statements of Operations:
Net sales	$1,855	$693	$1,481	$2,174	$(319)	(15)%
Operating (loss) income	(54)	(18)	68	$50	(104)	(208)%
(Loss) income before income tax	(118)	(50)	2,960	$2,910	(3,028)	104%
Net (loss) income from continuing operations	(124)	(44)	2,760	$2,716	(2,840)	105%
Segment EBITDA:
Adhesives	$156	$59	$135	$194	$(38)	(20)%
Coatings and Composites	115	44	96	$140	(25)	(18)%
Corporate and Other	(51)	(17)	(30)	$(47)	(4)	(9)%
Total	$220	$86	$201	$287	$(67)	(23)%

•Net Sales—In the first nine months of 2020, net sales decreased by $319, or 15%, compared to the first nine months of 2019. COVID-19’s global impact on demand across various industries and markets was the main driver of the decrease in net sales. Volumes negatively impacted net sales by $133, which was primarily related to volume decreases in our North American resins and formaldehyde businesses due to weaker demand and in our base epoxy businesses due to overall weakness in the market, primarily in the automotive and construction industries. Pricing negatively impacted sales by $151 due to raw material decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $35 due to the weakening of various foreign currencies against the U.S. dollar in the first nine months of 2020 compared to the first nine months of 2019.

•Net Loss—In the first nine months of 2020, net loss from continuing operations increased by $2,840 as compared to the first nine months of 2019. This increase in net loss was mainly driven by a net gain of $2,970 of reorganization items incurred in the first nine months of 2019 as a result of the restructuring of our debt through our Chapter 11 proceedings. The increase was also driven by a reduction in operating income of $104, primarily related to an increase of $52 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, $16 of asset impairments in our oilfield and phenolic specialty resins businesses in the first quarter 2020, a $31 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions and a decrease in gross profit due primarily to the impacts of COVID-19 on volumes in our businesses. These were partially offset by a reduction in interest expense of $41 as a result of the restructuring of our debt through our Chapter 11 proceedings.
•Segment EBITDA—For the first nine months of 2020, Segment EBITDA was $220, a decrease of 23% compared with $287 in the first nine months of 2019. This decrease was primarily due to the impacts of COVID-19 on volumes in our businesses, most notably in our base epoxy resins and forest products resins businesses. We also experienced a temporary manufacturing outage at our Pernis site, which negatively impacted our 2020 Segment EBITDA by approximately $8. Additionally, our Corporate and Other charges in the first nine months of 2020 increased by $4 compared to the first nine months of 2019 due primarily to the impact of termination of our Shared Services Agreement with MPM. These Segment EBITDA decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy.
•Restructuring and Cost Reduction Activities—During the first nine months of 2020, we achieved $19 in cost savings related to our cost reduction activities. These activities include certain in-process facility rationalizations and the creation of a business service group within the Company to provide certain administrative functions for us going forward. Overall we have $8 of in-process cost savings related to these activities, which we expect to realize over the next 12 months.
Short-term Outlook
We continue to expect negative COVID-19 volume impacts to challenge our business results in certain end markets throughout the remainder of 2020 and into 2021. While our businesses have been designated by many governments as essential businesses which has allowed our operations to continue during the pandemic, we saw weak economic conditions begin to develop in the latter half of March 2020 and through the second quarter, specifically within automotive and certain industrial markets. We saw sequential improvement in the third quarter in many of the industries in which our businesses operate, but overall volumes remain below historical levels. We expect these weaknesses and overall lower global economic demand caused by COVID-19 to negatively impact our sales and profitability results through the remainder of 2020 and into 2021. The ultimate impact that COVID-19 will have on our operating results will depend on the overall severity and duration of the COVID-19 pandemic and actions to contain the virus or treat its impact.
Within our Coatings and Composites segment, despite overall economic headwinds driven by COVID-19, we continue to expect our epoxy specialty business to benefit from government supported investment in the China wind energy market through the remainder of the year, as well as a strong overall global wind energy market. We expect competitive market conditions in our base epoxy business to continue through the remainder of 2020 and into 2021.
Within our Adhesives segment, we anticipate improvement in Segment EBITDA within our North American forest products resins business in the fourth quarter 2020 and into 2021 based on the latest expectations in U.S. housing starts, remodeling and ongoing macroeconomic recovery from the COVID-19 pandemic. We also expect that continued economic recovery will positively impact our North American formaldehyde business in the fourth quarter of 2020 and into 2021.
We also anticipate that our businesses will continue to benefit from the savings associated with our restructuring and cost reduction initiatives. In addition, we expect lower raw material costs to continue to positively impact results across many of our businesses. Further, we are in the process of implementing various efficiency initiatives, which include process improvement and other productivity projects. Lastly, despite the prevailing economic headwinds, the benefits of our new capital structure and decreasing working capital will have a positive impact on free cash flow in 2020 and into 2021.
Matters Impacting Comparability of Results
Chapter 11 Bankruptcy and Fresh Start Accounting Impacts
As a result of the emerging from Chapter 11 and qualifying for the application of fresh-start accounting, at the Effective Date, our assets and liabilities were recorded at their estimated fair values which, in some cases, are significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not directly comparable to our financial condition and results of operations prior to the Effective Date. The total amount of reorganization and fresh start adjustments, as well as incremental costs incurred related to our Bankruptcy Petitions incurred while we were in bankruptcy resulted in a total gain of $2,970 for our continuing operations, which is classified within “Reorganization items, net” in the unaudited Condensed Consolidated Statements of Operations.

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
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales (excluding depreciation expense). The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first nine months of 2020 compared to the first nine months of 2019, the average price of phenol, urea and methanol decreased by approximately 10%, 9% and 21%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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
Other Comprehensive Loss
Our other comprehensive loss is primarily impacted by foreign currency translation. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 55% of our sales in the first nine months of 2020. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar.
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

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor	Non-GAAP Combined
	Three Months Ended September 30, 2020		July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2019

	$	% of Net Sales	$	$	$	% of Net Sales
Net sales	$634	100%	$693	$—	$693	100%
Cost of sales (exclusive of depreciation and amortization shown below)	500	79%	586	—	586	85%
Selling, general and administrative expense	56	9%	61	—	61	9%
Depreciation and amortization	47	7%	48	—	48	7%
Business realignment costs	19	3%	12	—	12	2%
Other operating expense, net	4	1%	4	—	4	1%
Operating income (loss)	8	1%	(18)	—	(18)	(3)%
Interest expense, net	25	4%	28	—	28	4%
Other non-operating (income) expense, net	(8)	(1)%	4	—	4	1%
Reorganization items, net	—	—%	—	(3,126)	(3,126)	(451)%
Total non-operating expense (income)	17	3%	32	(3,126)	(3,094)	(446)%
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(9)	(1)%	(50)	3,126	3,076	444%
Income tax expense (benefit)	17	3%	(5)	191	186	27%
(Loss) income from continuing operations before earnings from unconsolidated entities	(26)	(4)%	(45)	2,935	2,890	417%
Earnings from unconsolidated entities, net of taxes	—	—%	1	—	1	—%
(Loss) income from continuing operations, net of taxes	(26)	(4)%	(44)	2,935	2,891	417%
(Loss) income from discontinued operations, net of taxes	(76)	(12)%	1	119	120	17%
Net (loss) income	(102)	(16)%	(43)	3,054	3,011	434%
Other comprehensive income (loss)	$6		$(16)	$—	$(16)
Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
Net Sales
In the third quarter of 2020, net sales decreased by $59, or 9%, compared to the third quarter of 2019. Volumes positively impacted net sales by $13, due to volume increases in our specialty epoxy and base epoxy resins businesses as the market recovers, offset by decreases in our North American resins business due to overall weakness in the market, primarily in the construction industry. Pricing negatively impacted sales by $68 due to raw material decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $4 due to weakening of various foreign currencies against the U.S. dollar in the third quarter of 2020 compared to the third quarter of 2019.
Operating Income
In the third quarter of 2020, operating income (loss) increased by $26 from operating loss of $18 in the third quarter of 2019 to operating income of $8 in the third quarter of 2020. This was primarily driven by an increase in gross margin due to the continued recovery of many of our businesses during the year, partially offset by an increase in business realignment costs of $7. The increase in business realignment costs is driven by higher severance expenses related to current cost reduction actions.
Non-Operating Expense
In the third quarter of 2020, total non-operating expense decreased by $15 compared to the third quarter of 2019 (excluding the $3,126 of Reorganzation items, net gain as a result of the restructuring of our debt through our Chapter 11 proceedings). This was due to a decrease in interest expense of $3 due to lower interest rates on our variable rate debt and an increase of $12 in other non-operating income driven by higher realized and unrealized foreign currency gains.

Income Tax Expense
The income tax expense (benefit) for the Successor three months ended September 30, 2020, July 2, 2019 through September 30, 2019 and the Predecessor period July 1, 2019 was $17, $(5) and $191 respectively. The income tax expense (benefit) relates primarily to losses and income from certain foreign operations as well as the impacts of reorganization adjustments and fresh start accounting. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the three months ended September 30, 2020, July 2, 2019 through September 30, 2019 and the Predecessor period July 1, 2019 was (189)%, 10% and 6%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Income
For the third quarter of 2020, foreign currency translation positively impacted other comprehensive income by $7, due primarily to the strengthening of the euro against the U.S. dollar in the third quarter of 2020, partially offset by an unrealized loss of $1 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive income.
For the third quarter of 2019, foreign currency translation negatively impacted other comprehensive loss by $16, due to an overall weakening of various foreign currencies against the U.S. dollar in the third quarter of 2019.

	Successor			Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020		July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019
	$	% of Net Sales	$	$	$	% of Net Sales
Net sales	$1,855	100%	$693	$1,481	$2,174	100%
Cost of sales (exclusive of depreciation and amortization shown below)	1,514	82%	586	1,211	1,797	83%
Selling, general and administrative expense	164	9%	61	128	189	9%
Depreciation and amortization	143	8%	48	43	91	4%
Asset impairments	16	1%	—	—	—	—%
Business realignment costs	57	3%	12	14	26	1%
Other operating expense, net	15	1%	4	17	21	1%
Operating (loss) income	(54)	(3)%	(18)	68	50	2%
Interest expense, net	76	4%	28	89	117	5%
Other non-operating (income) expense, net	(12)	(1)%	4	(11)	(7)	—%
Reorganization items, net	—	—%	—	(2,970)	(2,970)	(137)%
Total non-operating expense (income)	64	3%	32	(2,892)	(2,860)	(132)%
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(118)	(6)%	(50)	2,960	2,910	134%
Income tax (benefit) expense	8	—%	(5)	201	196	9%
(Loss) income from continuing operations before earnings from unconsolidated entities	(126)	(7)%	(45)	2,759	2,714	125%
Earnings from unconsolidated entities, net of taxes	2	—%	1	1	2	—%
(Loss) income from continuing operations, net of taxes	(124)	(7)%	(44)	2,760	2,716	125%
(Loss) income from discontinued operations, net of taxes	(79)	(4)%	1	135	136	6%
Net (loss) income	(203)	(11)%	(43)	2,895	2,852	131%
Net income attributable to noncontrolling interest	—	—%	—	(1)	(1)	—%
Net (loss) income attributable to Hexion Inc.	$(203)	(11)%	$(43)	$2,894	$2,851	131%
Other comprehensive loss	$(48)		$(16)	$(8)	$(24)

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Net Sales
In the first nine months of 2020, net sales decreased by $319, or 15%, compared to the first nine months of 2019. Volume decreases in the second quarter of 2020 driven by COVID-19’s global economic impact across various industries and markets was the main driver of the decrease in net sales. Volumes negatively impacted net sales by $133 which was primarily related to volume decreases in our North American resins and formaldehyde businesses due to weaker demand and in our base epoxy businesses due to overall weakness in the market, primarily in the automotive and construction industries. Pricing negatively impacted sales by $151 due to raw material price decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins business. Foreign currency translation negatively impacted net sales by $35 due to the weakening of various foreign currencies against the U.S. dollar in the first nine months of 2020 compared to the first months of 2019.
Operating (Loss) Income
In the first nine months of 2020, operating (loss) income decreased by $104 from operating income of $50 in the first nine months of 2019 to an operating loss of $54 in the first nine months of 2020. This decrease was driven by an increase of $52 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, a $31 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions, an increase in asset impairments of $16 due to an impairment charge in our oilfield and phenolic specialty resins businesses in the first quarter of 2020 and a decrease in gross profit due primarily to the impacts of COVID-19 on volumes in our businesses. These reductions to operating income were partially offset by a reduction in selling, general and administrative expense driven by $27 of costs related to our Chapter 11 proceedings incurred in the first nine months 2019 both prior to filing for bankruptcy and post-emergence.
Non-Operating Expense
In the first nine months of 2020, total non-operating expense increased by $2,924 from a non-operating income of $2,860 in the first nine months of 2019 to a non-operating loss of $64 due primarily to $2,970 of reorganization gains related to our Chapter 11 proceedings in the first nine months of 2019. This increase in non-operating expense was partially offset by an increase of $5 in other non-operating income driven by higher realized and unrealized foreign currency gains and a decrease in interest expense of $41 as a result of the restructuring of our debt through our Chapter 11 proceedings.
Income Tax Expense
The income tax expense (benefit) for the Successor nine months ended September 30, 2020, July 2, 2019 through September 30, 2019, and for the Predecessor period January 1, 2019 through July 1, 2019 was $8, $(5), and $201, respectively. The income tax expense (benefit) is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2020 and 2019, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the Successor nine months ended September 30, 2020, July 2, 2019 through September 30, 2019, and for the Predecessor period January 1, 2019 through July 1, 2019 was (7)%, 10%, and 7%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first nine months of 2020, foreign currency translation negatively impacted other comprehensive loss by $29, due to an overall weakening of various foreign currencies against the U.S. dollar in the first nine months of 2020 and an unrealized loss of $19 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
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

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2019
Net Sales (1):
Adhesives	$293	$361	$—	$361
Coatings and Composites	341	$332	—	332
Total	$634	$693	$—	$693

Segment EBITDA:
Adhesives	$58	$59	$18	$77
Coatings and Composites	50	44	—	44
Corporate and Other	(17)	(17)	—	(17)
Total	$91	$86	$18	$104

	Successor	Successor	Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019
Net Sales (1):
Adhesives	$874	$361	$761	$1,122
Coatings and Composites	981	332	720	1,052
Total	$1,855	$693	$1,481	$2,174

Segment EBITDA:
Adhesives	$156	$59	$135	$194
Coatings and Composites	115	44	96	140
Corporate and Other	(51)	(17)	(30)	(47)
Total	$220	$86	$201	$287
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended September 30, 2019 to the three months ended September 30, 2020:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	(8)%	(8)%	(3)%	(19)%
Coatings and Composites	13%	(12)%	2%	3%
Adhesives
Net sales in the third quarter of 2020 decreased by $68, or 19%, when compared to the third quarter of 2019. Volumes negatively impacted net sales by $29, primarily driven by COVID-19’s global economic impact on our North American and Latin American forest products resins businesses and our North American formaldehyde business. Pricing negatively impacted net sales by $28, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Foreign currency translation negatively impacted net sales by $11 mainly due to the strengthening of the U.S dollar against various foreign currencies in the third quarter of 2020 compared to the third quarter of 2019.
Segment EBITDA in the third quarter of 2020 decreased by $19, to $58, compared to the third quarter of 2019. This decrease was was primarily driven by $18 of previously recorded deferred contract revenue that was accelerated as a result of the application of fresh start accounting in 2019, as well as the COVID-19 impacts on volumes in our forest products resins and formaldehyde businesses as discussed above.
Coatings and Composites
Net sales in the third quarter of 2020 increased by $9, or 3%, when compared to the third quarter of 2019. Volume increases in the third quarter of 2020 were driven by strong recovery in many of our businesses from COVID-19’s initial impact on the global economy. Volumes positively impacted net sales by $42, which was primarily related to volume increases in our specialty epoxy business driven by continued strong global demand in wind energy. Pricing negatively impacted net sales by $40, due to raw material decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins business. Lastly, foreign currency translation positively impacted net sales by $7, due primarily to the weakening of the U.S. dollar against the euro and Chinese yuan third quarter of 2020 compared to the third quarter of 2019.
Segment EBITDA in the third quarter of 2020 increased by $6 to $50, compared to the third quarter of 2019. The increase was primarily due to favorability in our specialty epoxy business driven by strong global demand in wind energy and strong market conditions in our versatic acids business related to architectural coatings and recovering automotive demand.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the third quarter of 2020 remained flat compared to the third quarter of 2019 as lower compensation costs, travel expenses and savings associated with our ongoing cost reduction efforts were partially offset by the impact of termination of our Shared Services Agreement with MPM.
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019 Segment Results
Following is an analysis of the percentage change in net sales by segment from the nine months ended September 30, 2019 to the nine months ended September 30, 2020:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	(13)%	(6)%	(3)%	(22)%
Coatings and Composites	1%	(8)%	—%	(7)%
Adhesives
Net sales in the first nine months of 2020 decreased by $248, or 22%, when compared to the first nine months of 2019. Volume decreases in the first nine months of 2020 driven by COVID-19’s global economic impact across various industries and markets was the main driver for the decrease in net sales. Volumes negatively impacted net sales by $146, primarily related to volume reductions in our North American resins, Latin American resins and North American Formaldehyde businesses driven by overall weakness in the market, primarily in the construction industry. Pricing negatively impacted net sales by $70, primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Lastly, foreign currency translation negatively impacted net sales by $32, due largely to the weakening of various foreign currencies against the U.S. dollar in the first nine months of 2020 compared to the first nine months of 2019.
Segment EBITDA in the first nine months of 2020 decreased by $38 to $156, when compared to the first nine months of 2019. This decrease was primarily driven by COVID-19 impacts on volumes in our forest products resins and formaldehyde businesses, as discussed above, as well as $18 of previously recorded deferred contract revenue that was accelerated as a result of the application of fresh start accounting in 2019.
Coatings and Composites
Net sales in the first nine months of 2020 decreased by $71, or 7%, when compared to the first nine months of 2019. Pricing negatively impacted net sales by $81 due to raw material decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins and specialty epoxy resins businesses. Volumes positively impacted net sales by $13, which was primarily due to volume increases in our specialty epoxy business driven by continued strong global demand in wind energy. These increases were partially offset by decreases in our base epoxy business driven by the impact of COVID-19 on overall market demand, primarily in the automotive and construction industries. Foreign currency translation negatively impacted net sales by $3, due primarily to the weakening of various foreign currencies against the U.S. dollar in the first half of 2020 compared to the first half of 2019.
Segment EBITDA in the first nine months of 2020 decreased by $25 to $115 compared to the first nine months of 2019. The decrease was primarily due to COVID-19 impacts and continued competitive market conditions in our base epoxy resins business, as well as a temporary manufacturing outage at our Pernis site, which negatively impacted our current year Segment EBITDA by approximately $8. These Segment EBITDA decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy and strong market conditions in our versatic acids business.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the first nine months of 2020 increased by $4 compared to the first nine months of 2019 due primarily to the impact of termination of our Shared Services Agreement with MPM, partially offset by savings associated with our ongoing cost reduction efforts and lower compensation costs in 2020.

Reconciliation of Net Loss to Segment EBITDA:

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2019
Reconciliation:
Net (loss) income attributable to Hexion Inc.	$(102)	$(43)	$3,054	$3,011
Less: Net (loss) income from discontinued operations	(76)	1	119	120
Net (loss) income from continuing operations	$(26)	$(44)	$2,935	$2,891
Income tax expense (benefit)	17	(5)	191	186
Interest expense, net	25	28	—	28
Depreciation and amortization	47	48	—	48
EBITDA	63	27	3,126	3,153
Adjustments to arrive at Segment EBITDA:
Business realignment costs (1)	$19	$12	$—	$12
Transaction costs (2)	1	5	—	5
Realized and unrealized foreign currency (gains) losses	(3)	9	—	9
Reorganization items, net (3)	—	—	(3,099)	(3,099)
Non-cash impact of inventory step-up (4)	—	27	(27)	—
Other non-cash items (5)	6	1	—	1
Other (6)	5	5	18	23
Total adjustments	28	59	(3,108)	(3,049)
Segment EBITDA	$91	$86	$18	$104

Segment EBITDA:
Adhesives	$58	$59	$18	$77
Coatings and Composites	50	44	—	44
Corporate and Other	(17)	(17)	—	(17)
Total	$91	$86	$18	$104

(1)Business realignment costs for the Successor and Predecessor periods below included:

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2019
Severance costs	$4	$4	$—	$4
In-process facility rationalizations	5	3	—	3
Business services implementation	6	—	—	—
Legacy environmental reserves	4	4	—	4
Other	—	1	—	1

(2)For the Successor three months ended September 30, 2020, transaction costs included certain professional fees related to strategic projects.
(3)Represents incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments. Excludes the ”Non-cash impact of inventory step-up” discussed below.
(4)Represents $27 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory.
(5)Other non-cash items for the Successor and Predecessor periods presented below included:

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2019
Fixed asset write-offs	$—	$—	$—	$—
Stock-based compensation costs	4	5	—	5
Long-term retention programs	1	—	—	—
One-time capitalized variance impact of inventory fresh start step-up	—	(4)	—	(4)
Other	1	—	—	—

(6)Other for Successor and Predecessor periods presented below included:

	Successor		Predecessor	Non-GAAP Combined
	Three Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	July 1, 2019	Three Months Ended September 30, 2019
Legacy expenses	$2	$4	$—	$4
IT outage (recoveries) costs, net	—	(1)	—	(1)
Management fees and other	3	2	—	2
Accelerated deferred revenue	—	—	18	18

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019
Reconciliation:
Net (loss) income attributable to Hexion Inc.	$(203)	$(43)	$2,894	$2,851
Add: Net income attributable to noncontrolling interest	—	—	1	1
Less: Net (loss) income from discontinued operations	(79)	1	135	136
Net (loss) income from continuing operations	$(124)	$(44)	$2,760	$2,716
Income tax expense (benefit)	8	(5)	201	196
Interest expense, net	76	28	89	117
Depreciation and amortization (1)	143	48	43	91
EBITDA	103	27	3,093	3,120
Adjustments to arrive at Segment EBITDA:
Asset impairments	$16	$—	$—	$—
Business realignment costs (2)	57	12	14	26
Transaction costs (3)	4	5	26	31
Realized and unrealized foreign currency losses (gains)	2	9	(7)	2
Reorganization items, net (4)	—	—	(2,943)	(2,943)
Non-cash impact of inventory step-up (5)	—	27	(27)	—
Other non-cash items (6)	29	1	9	10
Other (7)	9	5	36	41
Total adjustments	117	59	(2,892)	(2,833)
Segment EBITDA	$220	$86	$201	$287

Segment EBITDA:
Adhesives	$156	$59	$135	$194
Coatings and Composites	115	44	96	140
Corporate and Other	(51)	(17)	(30)	(47)
Total	$220	$86	$201	$287
(1)For the nine months ended September 30, 2020, accelerated depreciation of $2 has been included in “Depreciation and amortization.”
(2)Business realignment costs for the Successor and Predecessor periods below included:

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019
Severance costs	$15	$4	$8	$12
In-process facility rationalizations	13	3	3	6
Business services implementation	17	—	—	—
Legacy environmental reserves	8	4	1	5
Other	4	1	2	3

(3)For the Successor nine months ended September 30, 2020, transaction costs included certain professional fees related to strategic projects. For the Successor period from July 2, 2019 through September 30, 2019 and the Predecessor period from January 1, 2019 through July 1, 2019, transaction costs primarily included $4 and $23, respectively, of certain professional fees and other expenses related to the Company’s Chapter 11 proceedings.
(4)Represents incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments. Excludes the ”Non-cash impact of inventory step-up” discussed below.
(5)Represents $27 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory.

(6)Other non-cash items for the Successor and Predecessor periods presented below included:

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019
Fixed asset write-offs	$6	$—	$3	$3
Stock-based compensation costs	13	5	—	5
Long-term retention programs	7	—	5	5
One-time capitalized variance impact of inventory fresh start step-up	—	(4)	—	(4)
Other	3	—	1	1

(7)Other for Successor and Predecessor periods presented below included:

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019
Legacy expenses	$7	$4	$3	$7
IT outage costs (recoveries), net	(4)	(1)	9	8
Management fees and other	6	2	6	8
Accelerated deferred revenue	—	—	18	18

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
As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs. We have taken a number of actions to mitigate the unfavorable liquidity impacts of the pandemic, including:
•Reducing our overall anticipated 2020 capital expenditures (including discontinued operations) to between $110 and $120;
•Continuing to focus on optimizing working capital, while rebuilding inventory as demand recovers;
•Reducing selling, general and administrative expense wherever possible, including travel and other discretionary spending items, as well as moving to a managed services model;
•Deferring $5 of certain tax payments to future years in conjunction with the CARES Act and tax relief measures in other jurisdictions where we operate.
Our short-term cash needs are expected to include funding operations as currently planned and we believe that we will be able to meet our liquidity needs over the next 12 months based on our current projections of cash flow from operations and borrowing availability under financing arrangements.
At September 30, 2020, we had $1,833 of outstanding debt and $452 in liquidity consisting of the following:
•$155 of unrestricted cash and cash equivalents (of which $90 is maintained in foreign jurisdictions);
•$230 of borrowings available under our ABL Facility ($350 borrowing base less $67 of outstanding borrowings and $53 of outstanding letters of credit); and
•$67 of time drafts and borrowings available under credit facilities at certain international subsidiaries
During the third quarter 2020, we entered into a Purchase Agreement to sell our Phenolic Specialty Resins, Hexamine and European-based Forest Products Resins businesses. We expect to complete the transaction in the first quarter of 2021. We plan to use the proceeds from the transaction to reinvest in our businesses and to help reduce the absolute amount of our debt. We continue to explore options to optimize our portfolio.
Our net working capital (defined as accounts receivable and inventories less accounts payable) from continuing operations at September 30, 2020 and December 31, 2019 was $359 and $320, respectively. A summary of the components of our net working capital as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	% of LTM Net Sales	December 31, 2019	% of LTM Net Sales
Accounts receivable	$363	15%	$316	11%
Inventories	261	10%	293	10%
Accounts payable	(265)	(11)%	(289)	(10)%
Net working capital (1)	$359	14%	$320	11%
(1)Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.
The increase in net working capital of $39 from December 31, 2019 was driven by an increase in accounts receivable of $47 and a decrease in accounts payable of $24, partially offset by a decrease in inventory of $32. The increase in accounts receivable was driven by higher volumes in the third quarter of 2020 as compared to the fourth quarter of 2019, the decrease in accounts payable was largely related to raw material price decreases in the first nine months of 2020 and timing of vendor payments and the decrease in inventories was driven by raw material price decreases in the first nine months of 2020.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for continuing operations:

	Successor		Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2020	July 2, 2019 through September 30, 2019	January 1, 2019 through July 1, 2019	Nine Months Ended September 30, 2019

(Uses) sources of cash:
Operating activities	$(11)	$7	$(163)	$(156)
Investing activities	(76)	(18)	(40)	(58)
Financing activities	7	(17)	212	195
Effect of exchange rates on cash flow	(2)	(3)	—	(3)
Net change in cash and cash equivalents	$(82)	$(31)	$9	$(22)
Operating Activities
In the nine months ended September 30, 2020, operations used $11 of cash. Net loss from continuing operations of $124 included $182 of net non-cash expense items, consisting of depreciation and amortization of $143, non-cash asset impairments of $16, non-cash stock based compensation expense of $13, a deferred tax benefit of $5 and loss on sale of assets of $7, partially offset by unrealized foreign currency losses of $1 and other non-cash adjustments of $1. Net working capital used $38, which was driven by an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory, due primarily to raw material price decreases. Changes in other assets and liabilities and income taxes payable used $31 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes. In the nine months ended September 30, 2020, we contributed $23 to our defined benefit international pension plans in excess of our pension expense.
In the nine months ended September 30, 2019, operations used $156 of cash. Net income from continuing operations of $2,716 included $2,794 of net non-cash income items. consisting of $3,020 related to our reorganization, unrealized foreign currency gains of $1, and other non-cash adjustments of $3, partially offset by deferred tax expense of $132, depreciation and amortization of $91, non-cash stock based compensation expense of $4 and loss on the sale of assets of $3. Net working capital used $129, which was largely driven by increases in accounts receivable due primarily to seasonality of our businesses, and decreases in accounts payable related to timing of vendor payments, primarily as a result of our Chapter 11 proceedings. Changes in other assets and liabilities and income taxes payable provided $51 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the nine months ended September 30, 2020, investing activities used $76 of cash primarily related to capital expenditures of $78, partially offset by proceeds from sale of assets of $2.
In the nine months ended September 30, 2019, investing activities used $58 of cash primarily related to capital expenditures of $59, partially offset by proceeds from sale of assets of $1.

Financing Activities
In the nine months ended September 30, 2020, financing activities provided $7 of cash. Net short-term debt borrowings were $25 and net long-term debt borrowings were $42. Our long-term debt borrowings primarily consisted of $67 of ABL borrowings in the first quarter of 2020. The Company distributed a $10 affiliate loan to its Parent which was used for share repurchases, which was subsequently settled with a return of capital.
In the nine months ended September 30, 2019, financing activities provided $195 of cash. Net short-term debt borrowings were $10, net long-term debt borrowings were $43, proceeds received from the rights offering were $300 and payment of $138 of financing fees. Our long-term debt borrowings primarily consisted of the proceeds from our new Senior Secured Term loans and Senior Notes, offset by the debt repayments made as part of the Plan.
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

The following table reconciles net loss to EBITDA and Pro Forma EBITDA from continuing operations for the twelve month period, and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

September 30, 2020
LTM Period
Net loss	$(248)
Net loss from discontinued operations	(72)
Net loss from continuing operations	(176)
Income tax expense	8
Interest expense, net	103
Depreciation and amortization	187
EBITDA	122
Adjustments to arrive at Pro Forma EBITDA:
Asset impairments	16
Business realignment costs (1)	68
Realized and unrealized foreign currency gains	(3)
Unrealized losses on pension and postretirement benefits (2)	5
Transaction costs (3)	10
Other non-cash items (4)	38
Other (5)	21
Cost reduction programs savings (6)	8
Pro Forma EBITDA	$285
Pro forma fixed charges (7)	$100
Ratio of Pro Forma EBITDA to Fixed Charges (8)	2.85
(1)Primarily represents costs related to certain in-process cost reduction activities, including severance costs of $19, $19 related to certain in-process facility rationalizations, $11 for future environmental clean-up of closed facilities and one-time implementation and transition costs associated with the creation of a business services group within the Company of $18.
(2)Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.
(3)Represents certain professional fees related to strategic projects, including $3 of certain professional fees and other expenses related to our Chapter 11 proceedings incurred post-emergence.
(4)Primarily includes expenses for stock-based compensation costs of $16, non-cash fixed asset write-offs of $12 and long-term retention programs of $6.
(5)Primarily represents $8 of expenses related to legacy liabilities, $6 of business optimization expense, $10 related to management fees and other expenses, offset by $3 of IT outage recoveries.
(6)Represents pro forma impact of in-process cost reduction programs savings. Cost reduction program savings represent the unrealized headcount reduction savings and plant rationalization savings related to cost reduction programs and other unrealized savings associated with the Company’s business realignments activities, and represent our estimate of the unrealized savings from such initiatives that would have been realized had the related actions been completed at the beginning of the period presented. The savings are calculated based on actual costs of exiting headcount and elimination or reduction of site costs. We expect the savings to be realized within the next 18 months.
(7)Reflects pro forma interest expense based on interest rates at September 30, 2020.
(8)The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has a Pro Forma EBITDA to Fixed Charges ratio of at least 2.0 to 1.0.

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2020 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2020.
Changes in Internal Control Over Financial Reporting

In the third quarter 2020, we transitioned certain of our information technology, accounting and finance functions to our new third-party business services partner. We expect to be fully transitioned in early 2021. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
There have been no other material developments during the third quarter of 2020 in any of the ongoing legal proceedings that are included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
While the Company has continued to operate during the pandemic, it incurred adverse financial impacts to its sales and profitability results during the three and nine months ended September 30, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. Future COVID developments could adversely result in business and manufacturing disruption, inventory shortages, delivery delays, our ability to obtain financing on favorable terms, and reduced sales due to an economic downturn that could affect demand for our products. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. A prolonged economic downturn from COVID-19 could also result in impairments to long-lived assets, including goodwill and intangibles.
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

HEXION INC.

Date:	November 9, 2020	/s/ George F. Knight
George F. Knight
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)