Form 10-K
period 2020-12-31
HEXION INC.
filed 2021-03-10
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
At December 31, 2020, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.
Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2021: 100
Documents incorporated by reference. None

HEXION INC.

Hexion Inc. | 2 | 2020 Form 10-K

PART I
(dollars in millions)
Forward Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “might,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the loss of, or difficulties with the further realization of, cost savings in connection with our strategic initiatives, the impact of our indebtedness, our failure to comply with financial covenants under our credit facilities or other debt, pricing actions by our competitors that could affect our operating margins, changes in governmental regulations and related compliance and litigation costs, uncertainties related to COVID-19 and the impact of our responses and the other factors listed in the Risk Factors section of this report and in our other SEC filings. For a more detailed discussion of these and other risk factors, see the Risk Factors section of this report and our most recent filings made with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Hexion Inc. | 3 | 2020 Form 10-K

ITEM 1 - BUSINESS
(dollars in millions)
General
Based in Columbus, Ohio, Hexion Inc., a New Jersey corporation, with predecessors dating from 1899, is one of the world’s leading global producer of adhesives, coatings and composites materials. Our products include a broad range of critical components and formulations used to impart valuable performance characteristics such as durability, gloss, heat resistance, adhesion and strength to our customers and their customers’ final products. As such, our products sold to our customers are highly value-added contributions to their final work product, even though they often represent only a small portion of the overall end-product cost. We serve highly diversified growing end-markets such as residential and non-residential construction, wind energy, industrial, automotive, consumer goods and electronics.
In January 2020, we changed our reporting segments to align around our two growth platforms, Adhesives and Coatings & Composites. Our Adhesives segment produces construction and industrial adhesives and additives for energy and agricultural applications. In our Coatings & Composites segment, we produce resins used in energy, aerospace and automotive, as well as other high performance coatings applications. Our integrated manufacturing platform allows us to supply our derivatives internally and sell excess material to the market. We sell this excess material as Intermediates & Derivatives in the Adhesives segment and Base Chemicals in the Coatings & Composites segment.
In this Annual Report on Form 10-K (“10-K”, “2020 Form 10-K” or “Report”) for the fiscal year ended December 31, 2020, Hexion Inc. is referred to as “Hexion”, the “Company”, “we,” “us” or “our.”
Sale of Phenolic Specialty Resins Business
On September 27, 2020, the Company entered into a Purchase Agreement for the sale of Phenolic Specialty Resins ("PSR"), Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business” or the “Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration consists of $335 in cash and certain assumed liabilities with the remainder in future contingent proceeds based on the performance of the Held for Sale Business. The final purchase price is subject to customary post-closing adjustments. The Held for Sale Business was formerly included in the Company’s Adhesives reportable segment.

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

Hexion Inc. | 4 | 2020 Form 10-K

Fresh Start Accounting
On the Effective Date, in accordance with ASC 852, the Company applied fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting was applied to the Company’s consolidated financial statements as of July 1, 2019, the date it emerged from bankruptcy, which resulted in a new basis of accounting and the Company became a new entity for financial reporting purposes. As a result, the Company allocated the reorganization value of the Company to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets was reported as goodwill. Refer to Note 6 in Item 8 of Part II of this Annual Report on Form 10-K for more information.
Financial Results Summary
Our financial results for the period from January 1, 2019 through July 1, 2019 and for fiscal year ended December 31, 2018 are referred to as those of the “Predecessor” period. Our financial results for the fiscal year ended December 31, 2020 and for the period from July 2, 2019 through December 31, 2019 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires that we report on our results for the period from January 1, 2019 through July 1, 2019 and the period from July 2, 2019 through December 31, 2019 separately.
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
Hexion Inc. | 5 | 2020 Form 10-K

Products and Markets

We have a broad range of thermoset resin technologies, with high quality research, applications development and technical service capabilities, and we have significant market positions in each of the key markets that we serve.
Our products are well aligned with global mega-trends, which we believe are being driven by stringent safety requirements and regulations, population growth and an increasing need for lighter, stronger, higher performance and engineered materials in many end-markets such as aerospace, automotive, energy and construction. We produce resins that are used in the formulation of adhesives, coatings and composites. Such resins are part of the broader thermoset resin industry. Thermosets are materials that permanently cure, harden or set in a final product application. Thermoset resins are generally considered specialty chemical products because they are principally produced based on customer product specifications and sold on the basis of performance, technical support, product innovation and customer service. We believe we have the broadest range of thermoset resin technologies in the world. We expect that favorable industry dynamics will continue to drive thermoset growth ahead of global GDP, driven by customers’ preferences that are shifting towards green energy, energy efficient production and lower volatile organic compounds (“VOCs”). We address our customers’ increasing sustainability requirements through our products such as the NextGen Epoxy™ waterborne system that delivers a low-VOC emitting system in construction, transportation and agricultural equipment markets, and the EPIKOTE™ resin systems and EPIKURE™ and the MGS™ curing agents that provide strength and fatigue performance for larger and heavier rotor blades in wind turbines.
Additionally, our wood adhesive technology enables the most efficient use of engineered wood products, which is one of the most sustainable building materials in the world. Wood construction materials help sequester carbon by keeping it out of the atmosphere for the lifetime of the structure, or longer if the wood is reused. In addition, processing wood requires less energy and results in fewer greenhouse gas emissions than other building materials. We are well positioned with our wood adhesives products as the global markets continue to shift to sustainable products.
We have leading market share positions across our integrated and global manufacturing platform in well-structured markets with over 80% of our sales being products that have the number one or two global positions. We are the number one wood adhesive supplier in the United States, Canada, Brazil and Australia. In composites, we are one of only three global suppliers in the epoxy resin market and we have leadership positions in each of the key end-markets and regions in which we participate. In addition to market leadership, we are integrated from key intermediates to final products, which gives us significant competitive advantages through a cost-effective position, security of supply and stable integrated margins across our value chain. Our manufacturing is localized, providing additional stability and barriers to entry due to the proximity of our sites to our customers. For example, the majority of our wood adhesive and merchant formaldehyde products are delivered through our pipelines or through truck and rail within the region to our customers.

In 2020, our revenue base included net sales in the following end markets:

Hexion Inc. | 6 | 2020 Form 10-K

We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 750 granted patents, the majority of which relate to the development of new products and manufacturing processes, and we are constantly looking at ways to introduce new products in our currently established markets.
As of December 31, 2020, we had 34 active production sites from continuing operations around the world. Through our worldwide network of strategically located production facilities, we serve more than 2,900 customers in approximately 86 countries. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide our customers with a broad range of product solutions. As a result of our focus on innovation and a high level of technical service, we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as Akzo Nobel, BASF, Norbord, Louisiana Pacific, Bayer, Owens Corning, PPG Industries, Sherwin Williams, Sinoma, Aeolon and Weyerhaeuser.

Top selected global customers:

Our Businesses
The following is a discussion of our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2020.

Adhesives Segment
2020 Net Sales: $1,188
Wood Adhesives and Intermediates
We are the leading producer of formaldehyde-based resins for the North American forest products industry, and also are a leader in the following regions: Latin America, Australia and New Zealand. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium-density fiberboard (“MDF”), particleboard, oriented strand board (“OSB”) and various types of plywood and laminated veneer lumber (“LVL”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Nearly all of our formaldehyde requirements for the production of forest products resins are provided by internal production, giving us a competitive advantage versus our non-integrated competitors.
In addition, we are a significant producer of formaldehyde, a key raw material used to manufacture thousands of other chemicals and products, including the manufacture of methylene diphenyl diisocyanate (“MDI”) and butanediol (“BDO”). Formaldehyde consuming products are used in multiple applications including agricultural, construction, energy and automotive industries. We are also a leading supplier of phenolic resin coated proppants used in oil field applications. Our highly specialized compounds and resins are designed to perform well under extreme conditions, such as intense heat, high-closure stress and corrosive environments, that characterize oil and gas drilling and are also used to enhance oil and gas recovery rates and extend well life.
Both forest products resins and formaldehyde have relatively short shelf lives, and as such, our manufacturing facilities are strategically located in close proximity to our customers.
Hexion Inc. | 7 | 2020 Form 10-K

Products	Key Applications	Key End Markets
Forest Products Resins:
Engineered Wood Resins	Softwood and hardwood plywood, OSB, LVL, particleboard, MDF and decorative laminates	Construction Repair & Remodel Furniture

Specialty Wood Adhesives	Laminated beams, cross-laminated timber, structural and nonstructural fingerjoints, wood composite I-beams, truck-decking, cabinets, doors, windows, furniture, molding and millwork and paper laminations

Wax Emulsions	Moisture resistance for panel boards and other specialty applications

Phenolic Encapsulated Substrates:
Resin Encapsulated Proppants	Oil and gas fracturing	Oil & Gas
Principal Competitors: Arclin, Georgia-Pacific, Huntsman and BASF

Products	Key Applications	Key End Markets
Formaldehyde Applications:
Formaldehyde	MDI, BDO, herbicides and fungicides, scavengers for oil and gas production, fabric softeners, urea formaldehyde resins, phenol formaldehyde resins, melamine formaldehyde resins, hexamine and other catalysts	Agriculture Construction Consumer Goods Energy Automotive Oil & Gas
Principal Competitors: Foremark Performance Chemicals, Georgia-Pacific and Arclin

Hexion Inc. | 8 | 2020 Form 10-K

Coatings and Composites Segment
2020 Net Sales: $1,322

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

Products	Key Applications	Key End Markets
Protective Coatings and Adhesive Applications:
Civil Engineering	Building and bridge construction, concrete enhancement and corrosion protection	Architectural Coatings Waterbourne Coatings Wind Energy Automotive Aerospace

Adhesives	Automotive: hem flange adhesives and panel reinforcements

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives and solder masks
Electrical Applications:
Electronic Resins	Unclad sheets, paper impregnation and electrical laminates for printed circuit boards	Architectural Coatings Automotive Construction

Electrical Castings	Generators and bushings, transformers, medium and high-voltage switch gear components, post insulators, capacitors and automotive ignition coils
Principal Competitors: Olin, Nan Ya, Huntsman, Spolchemie, Leuna Harze and Aditya Birla (Thai Epoxy)

Products	Key Applications	Key End Markets
Composites:
Composite Epoxy Resins	Pipes and tanks, automotive, sports (ski, snowboard, golf), boats, construction, aerospace, wind energy and industrial applications	Wind Energy Automotive Aerospace
Principal Competitors: Olin, Aditya Birla (Thai Epoxy), Huntsman, Swancor, Bohui, Techstorm and Kangda

Hexion Inc. | 9 | 2020 Form 10-K

Products	Key Applications	Key End Markets
Coating Applications:
Floor Coatings (LER, Solutions, Performance Products)	Chemically resistant, antistatic and heavy duty flooring used in hospitals, the chemical industry, electronics workshops, retail areas and warehouses	Architectural Coatings Waterborne Coatings

Ambient Cured Coatings (LER, Solid Epoxy Resin (“SER”) Solutions, Performance Products)	Marine (manufacturing and maintenance), shipping containers and large steel structures (such as bridges, pipes, plants and offshore equipment)

Waterborne Coatings (EPI-REZTM Epoxy Waterborne Resins)	Substitutes of solvent-borne products in both heat cured and ambient cured applications
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

Products	Key Applications	Key End Markets
Electrocoat (LER, SER, BPA)	Automotive, general industry and white goods (such as appliances)	Architectural Coatings Automotive Construction

Powder Coatings (SER, Performance Products)	White goods, pipes for oil and gas transportation, general industry (such as heating radiators) and automotive (interior parts and small components)

Heat Cured Coatings (LER, SER)	Metal packaging and coil-coated steel for construction and general industry
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

Products	Key Applications	Key End Markets
CARDURA™ glycidyl ester	Automotive repair/refinishing, automotive original equipment manufacturing (“OEM”) and industrial coatings	Architectural Coatings Automotive

Versatic™ Acids	Chemical intermediates (e.g., for peroxides, pharmaceuticals and agrochemicals) and adhesion promoters (e.g., for tires)

VEOVA™ vinyl ester	Architectural coatings, construction and adhesives
Principal Competitors: ExxonMobil and Hebei Shield Excellence Technology

Hexion Inc. | 10 | 2020 Form 10-K

Corporate and Other Segment
    Our Corporate and Other segment primarily includes corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, foreign exchange gains and losses and legacy company costs.
For additional information about our segments, see Note 20 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
We compete with many companies in most of our product lines, including large global chemical companies and small specialty chemical companies. No single company competes with us across all of our segments and existing product lines. The principal competitive factors in our industry include technical service, breadth of product offerings, product innovation, product quality and price. Some of our competitors are larger, have greater financial resources and may be able to better withstand adverse changes in industry conditions and the economy as a whole. Further, our competitors may have more resources to support continued expansion than we do. Some of our competitors also have a greater range of products and may be more vertically integrated than we are within specific product lines or geographies.
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
In 2020, our largest customer accounted for approximately 3% of our net sales, and our top ten customers accounted for approximately 20% of our net sales. Neither our overall business nor any of our reporting segments depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on either of our two reporting segments or the Company as a whole. Our primary customers are manufacturers, and the demand for our products is seasonal in certain of our businesses, with the highest demand in the summer months and lowest in the winter months. Therefore, the dollar amount of our backlog orders as of December 31, 2020 is not significant. Demand for our products can also be cyclical, as general economic health and industrial and commercial production levels are key drivers for our business.
International Operations
Our non-U.S. operations accounted for 54%, 53% and 53% of our sales in 2020, 2019 and 2018, respectively. While our international operations may be subject to a number of additional risks, such as exposure to foreign currency exchange risk, we do not believe that our foreign operations, on the whole, carry significantly greater risk than our operations in the United States. Information about sales by geographic region for the past three years and long-lived assets by geographic region for the past two years can be found in Note 20 in Item 8 of Part II of this Annual Report on Form 10-K. More information about our methods and actions to manage exchange risk and interest rate risk can be found in Item 7A of Part II of this Annual Report on Form 10-K.
Hexion Inc. | 11 | 2020 Form 10-K

In 2020, our revenue base included sales to the following regions:

Key manufacturing locations:

Hexion Inc. | 12 | 2020 Form 10-K

Raw Materials
In 2020, we purchased approximately $1.5 billion of raw materials, representing approximately 75% of our cost of sales (excluding depreciation expense). The three largest raw materials that we use are phenol, methanol and urea, which collectively represented approximately 50% of our total raw material expenditures in 2020. The majority of raw materials that we use to manufacture our products are available from more than one source, and are readily available in the open market. We have long-term purchase agreements for certain raw materials that ensure the availability of adequate supply. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Smaller quantity materials that are single sourced generally have long-term supply contracts to maximize supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there are periods when price increases lag behind raw material price increases.

 Research and Development
Our research and development activities are geared towards developing and enhancing products, processes and application technologies so that we can maintain our position as one of the world’s largest producers of thermosetting resins. We focus on:

•developing new or improved applications based on our existing product lines and identified market trends;

•developing new resin products and applications for customers to improve their competitive advantage and profitability;

•providing premier technical service for customers of specialty products;

•providing technical support for manufacturing locations and assisting in optimizing our manufacturing processes;

•ensuring that our products are manufactured consistent with our global environmental, health and safety policies and objectives;

•developing lower cost manufacturing processes globally; and

•expanding our production capacity.
We have over 300 scientists and technicians worldwide. Our research and development facilities include a broad range of synthesis, testing and formulating equipment and small-scale versions of customer manufacturing processes for applications development and demonstration. We recently completed our new Application Development Center (“ADC”) in Shanghai, China, as part of our global efforts to further strengthen our industry-leading research and development and technical services capabilities. We continue to strategically invest in our R&D footprint to increase opportunities for innovation and stimulate growth.
Hexion Inc. | 13 | 2020 Form 10-K

More recently, we have focused research and development resources on the incorporation of green chemistry principles into technology innovations to remain competitive and to address our customers’ demands for more environmentally preferred solutions. Our efforts have focused on developing resin technologies that reduce emissions, maximize efficiency and increase the use of bio-based raw materials. Some examples of meaningful results of our investment in the development of products with sustainable attributes include:

•EPIKOTE™ / EPIKURE™ epoxy systems for wind energy applications, which provide superior mechanical and process properties, reducing air emissions when hours of energy are created;

•EPIKOTE™ resin systems for automotive applications, which produce lightweight automotive composite components and other automotive parts that allow customers to build cars with better mileage, reducing air emissions without sacrificing performance;

•EcoBind™ Resin Technology, an ultra low-emitting binder resin used to produce engineered wood products,

•Epi-Rez™ Epoxy Waterborne Resins, which provide for lower volatile organic compounds, reducing air emissions,

•VeoVa™ Silane Technology, an alkoxy silane vinylester technology which can be used to cure coatings isocyanate-free resin; and
•Armorbuilt™, a new fire resistant wrap product when applied to a substrate that launched in 2020. This product is designed to protect the critical utility pole infrastructure against wildfires.
 In 2020, 2019 and 2018, our research and development and technical services expense was $38, $41 and $43, respectively. We take a customer-driven approach to discovering new applications and processes and providing customer service through our technical staff. Through regular direct contact with our key customers, our research and development associates can become aware of evolving customer needs in advance, and can anticipate their requirements to more effectively plan customer programs. We also focus on continuous improvement of plant yields and production capacity and reduction of fixed costs.
Intellectual Property
As of December 31, 2020, we own, license or have rights to over 750 patents and over 1,000 registered trademarks, as well as various patent and trademark applications and technology licenses around the world, which we currently use or hold for use in our operations. A majority of our patents relate to developing new products and processes for manufacturing and will expire between 2021 and 2038. We renew our trademarks on a regular basis. While we view our patents and trademarks to be valuable, because of the broad scope of our products and services, we do not believe that the loss or expiration of any single patent or trademark would have a material adverse effect on our results of operations, financial position or the continuation of our business.
Industry Regulatory Matters
Domestic and international laws regulate the production and marketing of chemical substances. Almost every country has its own legal procedures for registration and import. Of these, the laws and regulations in the European Union, the United States (Toxic Substances Control Act) and China are the most significant to our business. Additionally, other laws and regulations may also limit our expansion into other countries, such as K-REACH in South-Korea or KKDIK in Turkey. Chemicals that are not included on one or more of these, or any other country’s chemical inventory lists, can usually be registered and imported, but may first require additional testing or submission of additional administrative information.
The European Commission enacted a regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures and is further amended, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union. Other countries may also enact similar regulations.
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

Hexion Inc. | 14 | 2020 Form 10-K

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, and we are subject to extensive environmental regulation at the federal, state and international levels. We are also exposed to the risk of claims for environmental remediation or restoration. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits or safety obligations may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as the federal Comprehensive Environmental Response, Compensation and Liability Act and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities, as well as third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management and environmental health and safety, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.
Although our environmental policies and practices are designed to ensure compliance with international, federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. In addition, our former operations, including our ink, wallcoverings, film, phosphate mining and processing, thermoplastics and food and dairy operations may give rise to claims relating to our period of ownership.
We expect to incur future costs for capital improvements and general compliance under environmental, health and safety laws, including costs to acquire, maintain and repair pollution control equipment. In 2020, our continuing operations incurred related capital expenditures of $13. We estimate that capital expenditures in 2021 for environmental controls at our facilities will be between $15 and $20. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change, or are needed to ensure the safe operation of our equipment.

Sustainability Goals for 2021 and Beyond

Hexion completed an assessment in 2020 as part of our ongoing sustainability strategic planning initiatives. By focusing efforts on these sustainability strategic goals which are mentioned below, Hexion can make a positive change. From demand for energy efficiency to creating bio-based and circular products, chemistry can play an important role in addressing climate change as we positively address our carbon footprint. These new goals strengthen our long-standing commitment to sustainability and delivering on our strategic approach to ‘Responsible Chemistry,’ which includes supporting our associates, customers and communities. While not limiting our sustainability efforts to these focus areas alone, these topics included:
•Minimizing climate change impact - Hexion will strive to protect against climate change throughout its business lifecycle by efficiently using natural resources, optimizing existing processes and enhancing products and technologies through continuous innovation.
•Developing innovative sustainable products - Hexion is committed that by 2030, all new products will incorporate sustainable attributes, such as lightweighting, low emissions, and durability.
•Reducing spills and releases - Hexion has committed to reduce spill mass and releases by 80 percent by 2025.
•Maintaining product stewardship - Hexion remains committed to Responsible Care Product Safety Code and will continue to be transparent and communicate to key stakeholders regarding its stewardship programs such as risk reviews and reduction of substances of concern.
Work continues to establish an aspirational goal around climate change and Greenhouse Gas emission reductions, as well as assembling Hexion’s Scope 3 emissions (defined as “value chain emissions”). All are expected to be finalized in the first half of 2021.
Human Capital Management
At December 31, 2020, our continuing operations had approximately 2,600 employees. Approximately 35% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees. We believe our diverse global employee talent is a key driver of our future success and competitive advantage. Hexion offers industry competitive salary and benefits, performance incentive plans and enriching career opportunities that enable employee engagement. See approximate number of associates by country below:
Hexion Inc. | 15 | 2020 Form 10-K

At Hexion, We Do the Right Thing. We act ethically and with integrity.

Acting ethically and with integrity is a core value at Hexion. This is a commitment to our company, our customers, our vendors and ourselves. Every associate, regardless of his or her rank or position is responsible for the ethical health of our organization.
Our commitment to acting ethically is non-negotiable.
•We treat others with respect – regardless of gender, race, age, orientation or background.
•We conduct business with integrity – comply with all anti-trust, anti-bribery, workplace harassment, and conflict-of-interest requirements.
•We engage with each other and remind one another of our commitment to act with integrity.
•We speak up if we witness misconduct or have a compliance concern.
Diversity, Equity and Inclusion

We are focused on accelerating our organization’s commitment to diversity, equity and inclusion worldwide, including developing and implementing a strategy to attract, retain and develop diverse talent and promote an inclusive environment where associates at all levels can perform their best. This is a top priority for us in 2021 and long term. In addition, our Chief Executive Officer (“CEO”) has joined with other companies’ CEOs by signing the “CEO Action for Diversity & Inclusion pledge”. We also recently hired a Director of Diversity, Equity and Inclusion to help implement these goals.

At Hexion, Safety is Our Highest Priority. Our work is never more important than performing it safely.

While 2020 was a challenging year for all of us. Hexion’s associates not only endured but stayed focused on serving our customers, operating our manufacturing sites safely and supporting the communities in which they work and live. In fact, 2020 was the strongest safety performance on record for Hexion across the majority of our metrics. In 2020, we operated in the American Chemistry Council’s safety Occupational Injury and Illness Rate (“OIIR”) top quartile. This is a result of our multi-year initiative to enhanced training, alignment between our manufacturing and Environmental, Health and Safety teams, and our associates’ commitment to each other to remain vigilant as part of our “Get Zero. Get Home” safety initiative. At Hexion, we are committed to making sure that each associate goes home just as they arrived to work.
During this pandemic, we have implemented additional guidelines to further protect the health and safety of our employees as we continue to operate with our suppliers and customers. We have committed to maintaining a paramount focus on the safety of our employees while minimizing potential disruptions caused by COVID-19. For example, we are following all legislatively-mandated travel directives in the various countries where we operate, and we have also put additional travel restrictions in place for our associates designed to reduce the risk from COVID-19. Additionally, we are utilizing extended work from home options to protect our office associates, while adjusting our meeting protocols and processes at our manufacturing sites.

Enhancing worker safety/well-being sustainability goals

In addition to our future sustainability goals discussed above, by 2022 Hexion will offer a voluntary well-being program that addresses associate physical, mental, and financial well-being with the goal of 50% associate participation in the program by 2025. Hexion also re-affirmed its commitment to continue to drive toward zero recordable injuries.

Hexion Inc. | 16 | 2020 Form 10-K

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
Hexion Inc. | 17 | 2020 Form 10-K

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
Risks Related to Our Business
Our operations, results and financial condition may be negatively impacted by the ongoing COVID-19 pandemic.
Global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent COVID-19 pandemic, may adversely affect us.

Since December 2019, the COVID-19 virus which was first reported in Wuhan, China, has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Around the world, local governments’ responses to COVID-19 continue to evolve, which has led to stay-at-home orders, social distancing guidelines and other preventative measures that have disrupted various industries in the global economy and created significant volatility in the financial markets.
While the Company has continued to operate during the pandemic, it incurred adverse financial impacts to its sales and profitability results during the year ended December 31, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. Future COVID-19 developments could adversely result in business and manufacturing disruptions, staffing impacts at our manufacturing facilities, restrictions on our employees’ ability to work and travel, inventory shortages, delivery delays, our ability to obtain financing on favorable terms, and reduced sales due to an economic downturn that could affect demand for our products. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. A prolonged economic downturn from COVID-19 could also result in impairments to long-lived assets, including goodwill and intangibles.
If global economic conditions are weak or deteriorate, it will negatively impact our business operations, results of operations and financial condition.
Changes in global economic and financial market conditions could impact our business operations in a number of ways including, but not limited to, the following:
•reduced demand in key customer segments, such as building, construction, wind energy, oil and gas, automotive and electronics, compared to prior years;
•weak economic conditions in our primary regions of operations: U.S., Europe, and Asia;
•payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations;
•insolvency of suppliers or the failure of suppliers to meet their commitments resulting in product delays;
•more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and
•potential delays in accessing our ABL Facility and the potential inability of one or more of the financial institutions included in our syndicated ABL Facility to fulfill their funding obligations.
    Many of our key customer segments are sensitive to macroeconomic conditions, which are currently uncertain. Accordingly, the short and long-term outlook for our business is difficult to predict and our results of operations could, as a result of this uncertainty, fall below our expectations.

Hexion Inc. | 18 | 2020 Form 10-K

Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
Raw materials costs made up approximately 75% of our cost of sales (excluding depreciation expense) in 2020. The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
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
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have a material adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:
•new or existing laws or regulations;
•suppliers’ allocations to other purchasers;
•interruptions in production by suppliers; and
•natural disasters.
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

Hexion Inc. | 19 | 2020 Form 10-K

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. federal, state, local and non-U.S. supranational, national, provincial, and local environmental, health and safety laws and regulations. These laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and the safe operation of our equipment, and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of international, national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2020, our continuing operations incurred capital expenditures of approximately $13 to comply with environmental, health and safety laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with, or decide to close the impacted facility. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
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
Hexion Inc. | 20 | 2020 Form 10-K

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
Because of certain government public health agencies’ concerns regarding the potential for adverse human health effects, formaldehyde is a regulated chemical and public health agencies continue to evaluate its safety. A division of the World Health Organization, the International Agency for Research on Cancer, or IARC, and the National Toxicology Program, or NTP, within the U.S. Department of Health and Human Services, have classified formaldehyde as being carcinogenic to humans. The USEPA, under its Integrated Risk Information System, or IRIS, released a draft of its toxicological review of formaldehyde in 2010, stating that formaldehyde meets the criteria to be described as “carcinogenic to humans.” The National Academy of Sciences peer reviewed the draft IRIS toxicological review and issued a report in April 2011 that criticized the draft IRIS toxicological review and stated that the methodologies and the underlying science used in the draft IRIS review did not clearly support a conclusion of a causal link between formaldehyde exposure and leukemia. USEPA may or may not issue a revised draft IRIS toxicological review to reflect the NAS findings, including the conclusions regarding a causal link between formaldehyde exposure and leukemia. Formaldehyde has been designated to undergo a risk evaluation under the 2016 amended Toxic Substances Control Act (TSCA). The TSCA review process for formaldehyde has started and a final risk determination is expected at the end of 2022. The risk evaluation will include an assessment of most consumer, general public and occupational exposure conditions of use. The final risk determinations will drive how the chemistry of formaldehyde and its many applications will be regulated going forward. A high-priority designation means the EPA has nominated formaldehyde for further risk evaluation. Effective January 1, 2016, ECHA classified formaldehyde as a Category 2 Mutagen, but instead, classified it as a Category 1B "presumed carcinogen. It is possible that new regulatory requirements could be promulgated to limit human exposure to formaldehyde, that we could incur substantial additional costs to meet any such regulatory requirements, and that there could be a reduction in demand for our formaldehyde-based products. These additional costs and reduced demand could have a material adverse effect on our operations and profitability.
BPA, which is manufactured and used as an intermediate at our Deer Park, Texas, Pernis, Netherlands and Duisburg, Germany manufacturing facilities, and is also sold directly to third parties, is currently considered under certain state and international regulatory programs as a reproductive toxicant and an “endocrine disrupter,” meaning BPA could disrupt normal biological processes. BPA continues to be subject to scientific, regulatory and legislative review and negative media attention. In Europe, the EU Committee for Risk Assessment adopted an opinion to change the existing harmonized classification and labeling of BPA from a category 2 reproductive Toxicant to a category 1B reproductive Toxicant. This classification change was effective beginning March 1, 2018. The EU Member State Committee agreed to add BPA to the Substance of Very High Concern (“SVHC”) candidate list based upon its classification as a reproductive toxicant, as well as for its endocrine disrupting properties to both human health and the environment. The REACH Risk Management Option Analysis (RMOA) was released July 6, 2017, in which BPA is identified as an endocrine disruptor for the environment due to its aquatic toxicity with no safe threshold, and REACH restrictions are identified as the preferred risk management measure. In addition, certain BPA-containing products (phenolic hardeners for epoxy resins) have been proposed for authorization under REACH. The decision to initiate the authorization process has not been taken yet, but may occur. The California Environmental Protection Agency’s Office of Environmental Health Hazard Assessment (“OEHHA”) listed BPA under Proposition 65 as a developmental and reproductive toxicant, requiring warning labels unless BPA exposures are shown to be less than a risk-based level (the maximum allowable dose level (“MADL”)). As of May 11, 2016, products containing BPA sold into California must comply with Proposition 65’s requirements. Despite these hazard designations and listings, the US Food and Drug Administration (“FDA”) is also actively engaged in the scientific and regulatory review of BPA and, in a letter submitted to OEHHA dated April 6, 2015, reaffirmed that BPA is safe as currently permitted in FDA-regulated food contact uses and concluded that FDA’s National Center for Toxicological Research study did not support the listing of BPA as a reproductive toxicant. In 2018, NTP released the results of the CLARITY Core Study. Senior scientists at FDA’s National Center for Toxicological Research (NCTR) conducted the study with funding from NTP. The study involved exposure of laboratory animals to BPA beginning and during pregnancy and continuing in the offspring throughout their entire lifetime. A wide range of dose levels were examined, from low doses close to actual consumer exposure to doses about 250,000 times higher. As stated in the conclusion of the study report, “BPA produced minimal effects that were distinguishable from background.” NTP selected a panel of six independent expert scientists to conduct a formal peer review of the study. In general, the peer review panel supported the design and conduct of the study and agreed with the overall conclusion that the study found minimal effects for the range of doses studied. In December 2012, France enacted a law that bans direct contact of packaging containing BPA with food and consumer products. In January 2015, the European Food Safety Authority (“EFSA”) concluded that BPA poses no health risk to consumers of any age group (including unborn children, infants and adolescents) at currently permitted exposure levels. EFSA confirmed this conclusion in October 2016. EFSA is concluding its re-evaluation of BPA in food contact applications and the results are expected in 2021.Regulatory and legislative initiatives such as these, or product de-selection resulting from such regulatory actions, may result in a reduction in demand for BPA and our products containing BPA and could also result in additional liabilities as well as an increase in operating costs to meet more stringent regulations. Such increases in operating costs and/or reduction in demand could have a material adverse effect on our operations and profitability.
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
Hexion Inc. | 21 | 2020 Form 10-K

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
Other products we have made or used have been and could be the focus of legal claims based upon allegations of harm to human health. While we cannot predict the outcome of pending suits and claims, we believe that we maintain adequate reserves, in accordance with our accounting policy, to address currently pending litigation and are adequately insured to cover currently pending and foreseeable future claims. However, an unfavorable outcome in these litigation matters could have a material adverse effect on our business, financial condition and/or profitability and cause our reputation to decline.
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

Hexion Inc. | 22 | 2020 Form 10-K

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
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:
•exchange controls and currency restrictions;
•currency fluctuations and devaluations;
•tariffs and trade barriers imposed by the current U.S. administration or foreign governments;
•renegotiation of trade agreements by the current U.S. administration;
•export duties and quotas;
•changes in local economic conditions;
•changes in laws and regulations;
•exposure to possible expropriation or other government actions;
•acts by national or regional banks, including the European Central Bank, to increase or restrict the availability of credit;
•hostility from local populations;
•diminished ability to legally enforce our contractual rights in non-U.S. countries;
•restrictions on our ability to repatriate dividends from our subsidiaries; and
•unsettled political conditions and possible terrorist attacks against U.S. interests.
Our international operations expose us to different local political and business risks and challenges. For example, we may face potential difficulties in staffing and managing local operations, and we may have to design local solutions to manage credit risks of local customers and distributors. In addition, some of our operations are located in regions that may be politically unstable, having particular exposure to riots, civil commotion or civil unrest, acts of war (declared or undeclared) or armed hostilities or other national or international calamity. In some of these regions, our status as a U.S. company also exposes us to increased risk of sabotage, terrorist attacks, interference by civil or military authorities or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.
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
In 2020, approximately 54% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 4% of our total cost of sales for the year ended December 31, 2020.
Hexion Inc. | 23 | 2020 Form 10-K

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

Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane. The European Union (the “EU”) GHG Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU. The EU has set a binding target to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030 and a binding target to increase the share of renewable energy to at least 32% of the EU’s energy consumption by 2030. The European Commission proposed to increase the greenhouse gas emission reduction target to at least 55% in September 2020, and expects to complete the associated legislative proposals by June 2021. Additionally, Domestic efforts to curb GHG emissions are being led by the U.S. Environmental Protection Agency’s (the “EPA”) GHG regulations and similar programs of certain states. To the extent that our foreign or domestic operations are subject to either the EU’s or the EPA’s GHG regulations, we may face increased capital and operating costs associated with our current, new or expanded facilities.
We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to U.S. federal and state requirements, Kyoto Protocol obligations and/or ETS requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time.
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
We have not yet realized all of the cost savings and synergies we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected costs associated with operating our business. During 2020, we achieved $23 in cost savings related to our cost reduction programs and as of December 31, 2020, we had approximately $6 of additional in-process cost savings.
If we are unable to achieve these cost savings or synergies it could adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure.

Hexion Inc. | 24 | 2020 Form 10-K

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
Our ability to operate our business and implement our strategies depends, in part, on the skills, experience and efforts of key members of our leadership team. We do not maintain any key-individual insurance on any of these individuals. In addition, our success will depend on, among other factors, our ability to attract and retain other managerial, scientific and technical qualified personnel, particularly research scientists, technical sales professionals, and engineers who have specialized skills required by our business and focused on the industries in which we compete. Competition for qualified employees in the chemicals industry is intense and the loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects. Further, if any of these executives or employees joins a competitor, we could lose customers and suppliers and incur additional expenses to recruit and train personnel, who require time to become productive and to learn our business.
If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise, or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of December 31, 2020, approximately 35% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
Hexion Inc. | 25 | 2020 Form 10-K

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
Certain of our pension plans are unfunded or under-funded and our required cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $35 and $154, respectively, as of December 31, 2020. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
In 2021, we expect to contribute approximately $3 and $33 to our U.S. and non-U.S. defined benefit pension plans, respectively, which we believe is sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
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

The secure operation of our systems or the technology systems of third parties on which we rely, and the processing and maintenance of this information is critical to our business operations and strategy. We recently transitioned certain of our information technology, procurement administration, accounting and finance functions to our new third party business services partner. Failure to effectively implement these technology services could expose us to security breaches, processing integrity, availability of data and financial reporting integrity. Implementation failure or execution issues with our third party business services partner could lead to a loss of revenue, supply chain issues, disruption of business, loss of customers or regulatory non-compliance.

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
Hexion Inc. | 26 | 2020 Form 10-K

Divestitures that we pursue may present unforeseen obstacles and costs and alter the synergies we expect to continue to achieve from our ongoing cost reduction programs. Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.
We have selectively made, and may in the future, pursue divestitures of certain of our businesses as one element of our portfolio optimization strategy, including the recently announced Purchase Agreement for the sale of our PSR, Hexamine and European-based Forest Products Resins businesses. Divestitures may require us to separate integrated assets and personnel from our retained businesses and devote our resources to transitioning assets and services to purchasers, resulting in disruptions to our ongoing business and distraction of management. Divestitures may alter synergies we expect to continue to achieve from our ongoing cost reduction programs. In the event of a large divestiture, we could use a significant amount of net operating losses which could result in our U.S. Company incurring future cash taxes. In addition, divestitures may result in the retention of certain current and future liabilities as well as obligations to indemnify or reimburse a buyer for certain liabilities of a divested business. These potential obligations could have an adverse effect on our results of operations and financial condition if triggered.
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

We could face additional tax obligations based on the Emergence.

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
The existence of one or more material weaknesses has previously resulted in, and could continue to result in, errors in our financial statements, and substantial costs and resources may be required to rectify these errors or other internal control deficiencies and may cause us to incur other costs, including potential legal expenses. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, and we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.
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

Hexion Inc. | 27 | 2020 Form 10-K

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

Risks Related to Our Parent’s Equity
Ownership of our Parent Company’s common stock is concentrated in the hands of certain shareholders and their affiliates may have significant influence on corporate decisions

Hexion Holdings has a relatively small number of shareholders that collectively have a large concentration of ownership. This large concentration of ownership could collectively have significant influence over the outcome of actions requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and the sale of all or substantially all of the Company’s assets. They collectively could be in a position to prevent or cause a change in control of the Company.

Additionally, any future change in control of the Company could result in events that would have an adverse effect on our business or financial condition. For example, a change in ownership control could place further limitations on our ability to the use our tax net operating losses in the future.
Actions of activist shareholders, and such activism could adversely impact our business.
We may be subject to proposals by shareholders urging us to take certain corporate actions. Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our business strategies. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners.
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
As of December 31, 2020, we had approximately $1.8 billion of consolidated outstanding indebtedness, including payments due within the next twelve months and short-term borrowings.
Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:
•it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to downturns in our business or in the economy;
•a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;
•it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
•it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;
Hexion Inc. | 28 | 2020 Form 10-K

•it may adversely affect terms under which suppliers provide material and services to us; and
•it may limit our ability to borrow additional funds or dispose of assets.
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
The terms governing our outstanding debt contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:
•incur or guarantee additional debt;
•pay dividends and make other distributions to our shareholders;
•create or incur certain liens;
•make certain loans, acquisitions, capital expenditures or investments;
•engage in sales of assets and subsidiary stock;
•enter into sale/leaseback transactions;
•enter into transactions with affiliates;
•enter into agreements that restrict dividends from subsidiaries; and
•transfer all or substantially all of our assets or enter into merger or consolidation transactions.
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
A breach of our fixed charge coverage ratio covenant, if in effect, would result in an event of default under our ABL Facility. Pursuant to the terms of our ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to two of any four consecutive quarters and seven total during the term of the ABL Facility. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facility:
•would not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding under the Credit Facilities (see definition at Note 12 in Item 8 of Part II of this Annual Report on Form 10-K), together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;
•could apply all of our available cash that is subject to the cash sweep mechanism of the Credit Facilities to repay these borrowings; and/or
•could prevent us from making payments on our notes;
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
Hexion Inc. | 29 | 2020 Form 10-K

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
ITEM 1B - UNRESOLVED STAFF COMMENTS
None.
Hexion Inc. | 30 | 2020 Form 10-K

ITEM 2 - PROPERTIES
Our headquarters are in Columbus, Ohio and we have executive offices in Rotterdam, Netherlands and Shanghai, China. Our major manufacturing facilities are primarily located in North America and Europe. As of December 31, 2020, we operated 21 domestic production and manufacturing facilities in 12 states and 23 foreign production and manufacturing facilities in Australia, Brazil, Canada, Finland, Germany, Italy, Korea, Netherlands, New Zealand, Spain, the United Kingdom and Uruguay. As of December 31, 2020, we had 10 facilities that related to our Held for Sale Business.
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
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our more significant production and manufacturing facilities and executive offices:

Location	Nature of Ownership	Reporting Segment
Argo, IL*	Owned	Coatings and Composites
Barry, UK*w	Owned	Coatings and Composites
Deer Park, TX*	Owned	Coatings and Composites
Duisburg-Meiderich, Germany	Owned	Coatings and Composites
Iserlohn-Letmathe, Germanyw	Owned	Coatings and Composites
Lakeland, FL	Owned	Coatings and Composites
Louisville, KYw	Owned	Coatings and Composites
Moerdijk, Netherlands*	Owned	Coatings and Composites
Onsan, South Korea	Owned	Coatings and Composites
Pernis, Netherlands*	Owned	Coatings and Composites
Solbiate Olona, Italyw	Owned	Coatings and Composites
Curitiba, Brazil	Owned	Adhesives
Montenegro, Brazil	Owned	Adhesives
Edmonton, AB, Canada	Owned	Adhesives
Fayetteville, NC	Owned	Adhesives
Kitee, Finlandw	Owned	Adhesives
Luling, LA*	Owned	Adhesives
Geismar, LA‡	Owned	Adhesives
Gonzales, LA	Owned	Adhesives
Hope, AR	Owned	Adhesives
Springfield, OR	Owned	Adhesives
St. Romuald, QC, Canada	Owned	Adhesives
Columbus, OH†	Leased	Corporate and Other
Rotterdam, Netherlands†	Leased	Corporate and Other
Shanghai, China†	Leased	Corporate and Other
__________________________________
*    We own all of the assets at this location. The land is leased.
‡    A portion of this location is leased.
w    Facilities that are held for sale as a part of discontinued operations. Other sites not listed above that are being held for sale as a part of discontinued operations are included in Note 4 in Item 8 of Part II of this Annual Report on Form 10-K.
†    Executive offices.

Hexion Inc. | 31 | 2020 Form 10-K

ITEM 3 - LEGAL PROCEEDINGS
Legal Proceedings
    In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving local or federal environmental regulatory agencies, customer actions, tax audits and unclaimed property audits by states. We may enter into discussions regarding settlement of these and other types of legal proceedings, and may enter into settlement agreements, if we believe settlement is in the best interest of our Company. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.
Other Litigation
For a discussion of certain other legal contingencies, refer to Note 14 in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 4 - MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.

Hexion Inc. | 32 | 2020 Form 10-K

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. As of March 1, 2021, 100 common shares were held by our direct parent, Hexion Intermediate.
We have no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, our Parent Company, Hexion Holdings, has issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the Class B Common Stock of Hexion Holdings. The impact of these awards are included in our Consolidated Financial Statements. For a discussion of these equity plans, see Note 16. in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K.
Hexion Inc. | 33 | 2020 Form 10-K

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
The consolidated balance sheet data at December 31, 2020 and 2019 and the consolidated statement of operations data for the year ended December 31, 2020 and for the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018 have been derived from our audited Consolidated Financial Statements included elsewhere herein. The consolidated balance sheet data at December 31, 2018, 2017 and 2016 and the consolidated statement of operations data for the years ended December 31, 2017 and 2016 have been derived from audited consolidated financial statements not included herein.

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31,
(In millions)				2018	2017	2016
Statements of Operations:
Net sales (1)	$2,510	$1,323	$1,481	$3,137	$3,006	$2,932
Cost of sales (1)(2)(3)	2,043	1,117	1,211	2,559	2,470	2,370
Selling, general and administrative expense (1)(2)(3)	231	124	128	243	250	272
Depreciation and amortization (3)(4)	191	93	43	98	97	115
Gain on dispositions	—	—	—	(44)	(2)	(233)
Asset impairments	16	—	—	28	28	130
Business realignment costs	69	22	14	27	39	51
Other operating expense, net	24	16	17	37	27	14
Operating (loss) income	(64)	(49)	68	189	97	213
Interest expense, net	100	55	89	365	330	310
Loss (gain) on extinguishment of debt	—	—	—	—	3	(48)
Reorganization items, net	—	—	(2,970)	—	—	—
Other non-operating income, net (2)	(15)	—	(11)	(12)	(9)	(15)
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(149)	(104)	2,960	(164)	(227)	(34)
Income tax expense (benefit)	14	(10)	201	31	15	31
(Loss) income from continuing operations before earnings from unconsolidated entities	(163)	(94)	2,759	(195)	(242)	(65)
Earnings from unconsolidated entities, net of taxes	2	2	1	4	4	4
(Loss) income from continuing operations, net of taxes	(161)	(92)	2,760	(191)	(238)	(61)
(Loss) income from discontinued operations, net of taxes	(69)	4	135	28	4	23
Net (loss) income	(230)	(88)	2,895	(163)	(234)	(38)
Net (income) loss attributable to noncontrolling interest	—	(1)	(1)	1	—	—
Net (loss) income attributable to Hexion Inc.	$(230)	$(89)	$2,894	$(162)	$(234)	$(38)
Cash Flows provided by (used in):
Operating activities	$131	$224	$(173)	$(23)	$(153)	$(20)
Investing activities (5)	(126)	(58)	(42)	(40)	(110)	219
Financing activities	(57)	(38)	212	81	174	(235)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$204	$254		$128	$115	$196
Total assets(1)	4,002	4,146		1,961	2,097	2,055
Total debt (6)	1,792	1,785		3,815	3,709	3,504
Total liabilities(1)	3,179	3,071		4,875	4,839	4,594
Total equity (deficit)	823	1,075		(2,914)	(2,742)	(2,539)
(1)ASC 606 Revenue from Contracts with Customers and ASC 842 Leases, were effective for the year ending December 31, 2018 and the year ended December 31, 2019, respectively.
(2)“Cost of sales”, “Selling, general and administrative expense” and “Other non-operating income, net” have been adjusted for all periods presented to reflect the adoption of Accounting Standards Board Update No. 2017-07 (“ASU 2017-07”), which reclassified certain components of net periodic pension and postretirement benefit costs from “Cost of sales” and “Selling, general and administrative expense” to “Other non-operating income, net” within our Consolidated Statements of Operations.
(3)As a result of the application of fresh start accounting upon the Company’s emergence from Chapter 11, the Company elected to change its income statement presentation for depreciation and amortization expense. All depreciation and amortization expense has been reclassified from “Cost of sales” and “Selling, general and administrative expense” to “Depreciation and amortization” for all periods presented. In addition, the Company will no longer present “Gross profit” as a subtotal caption.
Hexion Inc. | 34 | 2020 Form 10-K

(4)Depreciation and amortization for the years ended December 31, 2020, 2018, 2017 and 2016 include accelerated depreciation of $2, $4, $14, and $129 respectively, related to facility rationalizations. There was no accelerated depreciation for the year ended December 31, 2019.
(5)“Investing activities” within our Consolidated Statement of Cash Flows has been adjusted for all periods presented to reflect the adoption of Accounting Standards Board Update No. 2016-18 (“ASU 2016-18”), which removed the change in restricted cash from “Investing activities” in the Consolidated Statement of Cash Flows.
(6)Total debt represents the sum of “Debt payable within one year” and “Long-term debt” on the Consolidated Balance Sheets. See Note 12 in Item 8 of Part II of this Annual Report on Form 10-K.
Hexion Inc. | 35 | 2020 Form 10-K

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except share data)

    You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2020, 2019 and 2018 with the audited Consolidated Financial Statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
Through our worldwide network of strategically located production facilities, we serve more than 2,900 customers in approximately 86 countries. Our global customers include large companies in their respective industries, such as Akzo Nobel, BASF, Norbord, Louisiana Pacific, Bayer, Owens Corning, PPG Industries, Sherwin Williams, Sinoma, Aeolon and Weyerhaeuser.
Business Strategy
As a significant player in the specialty chemicals industry, we believe we have opportunities to strategically grow our business over the long term. Our products are well aligned with global mega-trends. We believe growth in many of our key applications is being driven by an increasing need for lighter, stronger, higher performance and engineered materials in many end markets such as aerospace, automotive, energy, and construction. Population growth is expected to result in ever increasing demands for more sustainable solutions in energy, such as wind turbines, agriculture, low-emitting coatings, carbon efficient buildings through engineered structural wood, lightweighting composite applications, and improved fire, smoke and toxicity performance. Through these growth strategies, we strive to create shareholder value and generate solid operating cash flow.
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
During this pandemic, we have implemented additional guidelines to further protect the health and safety of our employees as we continue to operate with our suppliers and customers. We have committed to maintaining a paramount focus on the safety of our employees while minimizing potential disruptions caused by COVID-19. For example, we are following all legislatively-mandated travel directives in the various countries where we operate, and we have also put additional travel restrictions in place for our associates designed to reduce the risk from COVID-19. Additionally, we are utilizing extended work from home options to protect our office associates, while adjusting our meeting protocols and processes at our manufacturing sites.
Our businesses have been designated by many governments as essential businesses and our operations have continued through December 31, 2020. While we have continued to operate during the pandemic, we did incur adverse financial impacts to our sales and profitability results during the year ended December 31, 2020 from COVID-19, primarily related to reduced volumes. The pandemic has impacted global economic conditions and lowered demand in many of the end use markets in which the Company operates such as automotive, aerospace, industrial products, oil and gas, construction and housing. The ultimate impact that COVID-19 will have on our future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.

Hexion Inc. | 36 | 2020 Form 10-K

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
As of December 31, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the Consolidated Balance Sheets and reported the results of the operations for the year ended December 31, 2020 as “(Loss) income from discontinued operations, net of taxes” on the Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
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

    On June 25, 2019, the Court entered an order (the “Confirmation Order”) confirming the Second Amended Joint Chapter 11 Plan of Reorganization of Hexion Holdings LLC and its Debtor Affiliates under Chapter 11 (the “Plan”). On the morning of July 1, 2019, in accordance with the terms of the Plan and the Confirmation Order, the Plan became effective and the Debtors emerged from bankruptcy (the “Emergence”)

    The Company filed for Chapter 11 bankruptcy protection on the Petition Date and as we previously disclosed, based on our financial condition and our projected operating results, the defaults under our debt agreements, and the risks and uncertainties surrounding our Chapter 11 proceedings, that there was substantial doubt as to the our ability to continue as a going concern as of the issuance of our 2018 Annual Report on Form 10-K. After our Emergence from Chapter 11 on July 1, 2019, based on our new capital structure, current liquidity position and projected operating results, we expect to continue as a going concern for the next twelve months. Refer to Note 5 in Item 8 of Part II of this Annual Report on Form 10-K for more information.
Fresh Start Accounting
    On the Effective Date, in accordance with ASC 852, the Company applied fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting was applied to the Company’s consolidated financial statements as of July 1, 2019, the date it emerged from bankruptcy, which resulted in a new basis of accounting and the Company became a new entity for financial reporting purposes. As a result, the Company allocated the reorganization value of the Company to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets was reported as goodwill. Refer to Note 6 in Item 8 of Part II of this Annual Report on Form 10-K for more information.
Hexion Inc. | 37 | 2020 Form 10-K

Financial Results Summary
    Our financial results for the period from January 1, 2019 through July 1, 2019 and for fiscal year ended December 31, 2018 are referred to as those of the “Predecessor” period. Our financial results for the fiscal year ended December 31, 2020 and for the period from July 2, 2019 through December 31, 2019 are referred to as those of the “Successor” period. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires that we report on our results for the period from January 1, 2019 through July 1, 2019 and the period from July 2, 2019 through December 31, 2019 separately.
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

2020 Overview
Following are highlights from our results of continuing operations for the years ended December 31, 2020 and 2019:

	Successor		Predecessor	Non-GAAP Combined
(in millions)	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2019	$ Change	% Change
Statements of Operations:
Net sales	$2,510	$1,323	$1,481	$2,804	$(294)	(10)%
Operating (loss) income	(64)	(49)	68	19	(83)	(437)%
(Loss) income before income tax	(149)	(104)	2,960	2,856	(3,005)	(105)%
Net (loss) income from continuing operations	(161)	(92)	2,760	2,668	(2,829)	(106)%
Segment EBITDA:
Adhesives	214	116	135	251	(37)	(15)%
Coatings and Composites	151	60	96	156	(5)	(3)%
Corporate and Other	(71)	(37)	(30)	(67)	(4)	(6)%
Total	$294	$139	$201	$340	$(46)	(14)%
•Net Sales—Net sales in 2020 were $2,510, a decrease of 10% compared with $2,804 in 2019. Overall, COVID-19’s global impact on demand across various industries and markets in 2020 was the main driver of the decrease in net sales. Pricing negatively impacted sales by $182 due largely due to raw material decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins and specialty epoxy resins businesses. Volume negatively impacted sales by $70 primarily related to volume decreases in our North American and Latin America forest products resins businesses and our North American formaldehyde business driven by COVID-19’s negative impact on global demand. These decreases were partially offset by volume increases in our specialty epoxy business driven by strong global demand in wind energy. Foreign exchange translation negatively impacted net sales by $42 due to the weakening of the Brazilian real and the Chinese Yuan against the U.S. dollar in 2020 compared to 2019, partially offset by the overall strengthening of the euro against the U.S. dollar in 2020 compared to 2019.

Hexion Inc. | 38 | 2020 Form 10-K

•Net Loss—Net loss from continuing operations in 2020 was $161, a decrease of $2,829 as compared with a net income of $2,668 in 2019. This decrease was driven by a $2,970 reorganization gain in 2019 as a result of the restructuring of our debt through our Chapter 11 proceedings. The decrease was also driven by a reduction in operating income of $83, primarily related to an increase of $55 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, $16 of asset impairments in our oilfield and phenolic specialty resins businesses in the first quarter 2020, a $33 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions and a decrease in gross profit due primarily to the impacts of COVID-19 on volumes in our businesses. These were partially offset by a reduction in interest expense of $44 as a result of the restructuring of our debt through our Chapter 11 proceedings and lower selling, general and administrative expense of $21 mainly driven by $29 of costs related to our Chapter 11 proceedings incurred in 2019 both prior to filing for bankruptcy and post-emergence and lower variable compensation expense in 2020.
•Segment EBITDA—In 2020, Segment EBITDA from continuing operations was $294, a decrease of 14% compared with $340 in 2019. This decrease was primarily due to the impacts of COVID-19 on our businesses, most notably in our forest products resins and formaldehyde businesses, and continued competitive market conditions in our base epoxy resins business. The decrease was also impacted by $18 of previously recorded deferred contract revenue that was accelerated as a result of the application of fresh start accounting in 2019, and temporary manufacturing disruptions at our Pernis site, which negatively impacted our 2020 Segment EBITDA by approximately $15. These Segment EBITDA decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy and strong market conditions in our versatic acids business.
•Restructuring and Cost Reduction Programs—During 2020, we achieved $23 in cost savings related to our cost reduction programs. These activities include certain in-process facility rationalizations and the creation of a business service group within the Company to provide certain administrative functions for us going forward. Overall, we have $6 of in-process cost savings related to these activities, which we expect to realize over the next 12 months.
•Growth Initiatives and New Product Development— We continue to focus on new product development to further strengthen our industry-leading research and development, technical services capabilities, and to strategically invest in our R&D footprint to increase opportunities for innovation and stimulate growth. These growth activities include the following:
◦Our new Adhesives product Armorbuilt™, which is designed to protect the critical utility pole infrastructure against wildfires. We expect incremental growth in 2021 from this product.
◦Extensive conversions were initiated at several major customers in 2020 for next generation OSB PF technology for board surface applications and additional applications are scheduled for 2021 as productivity gains and further reduction in resin usage, positions our products favorably compared to pMDI.
◦As an alternative technology, we have also developed BPA-free alternative coating technologies to address changing consumer preferences.
2021 Outlook
As we look forward to 2021, we anticipate continued economic recovery from the COVID-19 global pandemic including increased demand in several key end markets - housing, wind energy and automotive. While our businesses have been designated by many governments as essential businesses, which has allowed our operations to continue during the pandemic, we saw weak economic conditions develop in the first half of 2020, specifically within automotive and certain industrial markets. In the second half of the year 2020, we saw sequential improvement in many of the industries in which our businesses operate and year-over-year Segment EBITDA improvement in the fourth quarter as the overall economy continued to recover from the global pandemic.
While we expect these current positive economic trends to continue into 2021, delays in COVID-19 vaccine distributions, increases in COVID-19 cases, hospitalizations, deaths, restrictions on trade or government lock-downs could disrupt the current recovery and our expectations. The ultimate impact that COVID-19 will have on our operating results will depend on the overall severity and duration of the COVID-19 pandemic and actions to contain the virus or treat its impact.
Within our Coatings and Composites segment, we continue to expect our epoxy specialty business to benefit from a strong overall global wind energy market in 2021. Our Versatic AcidsTM and Derivatives business should continue to benefit from modest growth in architectural coatings. We also expect significant year over year improvement in our base epoxy business in 2021 due to anticipated improvements in market conditions.
Within our Adhesives segment, we anticipate improvement in Segment EBITDA within our North American forest products resins business in 2021 based on the latest expectations in U.S. housing starts, remodeling and ongoing macroeconomic recovery from the COVID-19 pandemic. We also expect that continued economic recovery will positively impact our North American formaldehyde business in 2021.

Hexion Inc. | 39 | 2020 Form 10-K

We also anticipate that our businesses will continue to benefit from the savings associated with our restructuring and cost reduction initiatives. In addition, we expect lower raw material costs to continue to positively impact results across many of our businesses. Further, we are in the process of implementing various efficiency initiatives, which include process improvement and other productivity projects. The benefits of our new capital structure and decreasing working capital will continue to have a positive impact on free cash flow in 2021.
Lastly, our recent announcement of the sale of our Phenolic Specialty Resin, Hexamine and European-based Forest Products Resins businesses will further streamline our portfolio and improve our specialty product mix. We expect to use the proceeds to further reduce our indebtedness as well as for general corporate purposes including investments in our business. The sale is subject to customary closing conditions, including European Works Council consultation, and is expected to close in the first quarter of 2021.

Matters Impacting Comparability of Results
Chapter 11 Bankruptcy and Fresh Start Accounting Impacts
As a result of the emerging from Chapter 11 and qualifying for the application of fresh-start accounting, at the Effective Date, our assets and liabilities were recorded at their estimated fair values which, in some cases, are significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not directly comparable to our financial condition and results of operations prior to the Effective Date. The total amount of reorganization and fresh start adjustments, as well as incremental costs incurred related to our Bankruptcy Petitions incurred while we were in bankruptcy resulted in a total gain of $2,970 for our continuing operations which is classified within “Reorganization items, net” in the Consolidated Statements of Operations.
In addition, we incurred costs related to our Chapter 11 proceedings both prior to filing for bankruptcy and post-emergence, which are not classified within “Reorganization items, net” as these costs were not incurred while in bankruptcy. These costs were $29 for the year ended December 31, 2019 and are classified within “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Raw Material Prices
Raw materials comprised approximately 75% of our cost of sales (excluding depreciation expense) in 2020. The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represented approximately 50% of our total raw material costs in 2020. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas, have caused volatility in our raw material costs and utility costs. In 2020, the average price of methanol, urea and phenol decreased by approximately 15%, 7% and 11%, respectively, as compared to 2019. In 2019, the average price of methanol and urea decreased by approximately 22% and 5%, respectively, and the average price of phenol increased by 2%, as compared to 2018. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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
Other Comprehensive Income
Our other comprehensive income is primarily impacted by foreign currency translation and our derivative instruments designated as hedges. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar.
In 2019, we entered into an interest rate swap agreement to hedge interest rate variability caused by quarterly changes in cash flow due to associated changes in LIBOR under our Senior Secured Term Loan. This swap is designed as a cash flow hedge and changes in fair value are recorded in “Accumulated other comprehensive loss”.
The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by unrecognized prior service cost related to our defined benefit and other non-pension postretirement benefit plans (“OPEB”), as well as the subsequent amortization of these amounts from accumulated other comprehensive income in periods following the initial recording of such amounts. Upon the application of fresh start accounting, on the Effective date, all prior unrecognized service cost within accumulated other comprehensive income related to our defined benefit pension and OPEB plans were reset in accordance with ASC 852 (Refer to Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K).

Hexion Inc. | 40 | 2020 Form 10-K

Pension and OPEB MTM Adjustments
Under our accounting policy related to the recognition of gains and losses for pension and OPEB plans, upon the annual remeasurement of our pension and OPEB plans in the fourth quarter, or on an interim basis as triggering events warrant, we immediately recognize gains and losses as a mark-to-market (“MTM”) gain or loss through net income. The largest component of our pension and OPEB expense typically relates to these MTM adjustments. We recorded a MTM loss of $4 in 2020, a MTM loss of $5 for the Successor period July 2, 2019 to December 31, 2019 and a MTM gain of $13 in 2018. These MTM adjustments were largely driven by fluctuations in discount rates, which increased in 2018 and decreased in both 2019 and 2020. In addition, a MTM loss of $44 was recorded upon Emergence, driven by reductions in discount rates, which was included within “Reorganization items, net” on the Consolidated Statement of Operations for the Predecessor period January 1, 2019 through July 1, 2019. These MTM adjustments are recognized in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations.
Hexion Inc. | 41 | 2020 Form 10-K

Results of Operations
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor	Non-GAAP Combined	Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31,
(In millions)				2019	2018
Net sales	$2,510	$1,323	$1,481	$2,804	$3,137
Cost of sales (exclusive of depreciation and amortization shown below)	2,043	1,117	1,211	2,328	2,559
Selling, general and administrative expense	231	124	128	252	243
Depreciation and amortization(1)	191	93	43	136	98
Gain on dispositions	—	—	—	—	(44)
Asset impairments	16	—	—	—	28
Business realignment costs	69	22	14	36	27
Other operating expense, net	24	16	17	33	37
Operating (loss) income	(64)	(49)	68	19	189
Operating (loss) income as a percentage of net sales	(3)%	(4)%	5%	1%	6%
Interest expense, net	100	55	89	144	365
Reorganization items, net	—	—	(2,970)	(2,970)	—
Other non-operating income, net	(15)	—	(11)	(11)	(12)
Total non-operating expense (income)	85	55	(2,892)	(2,837)	353
(Loss) income before income tax and earnings from unconsolidated entities	(149)	(104)	2,960	2,856	(164)
Income tax expense (benefit)	14	(10)	201	191	31
(Loss) income before earnings from unconsolidated entities	(163)	(94)	2,759	2,665	(195)
Earnings from unconsolidated entities, net of taxes	2	2	1	3	4
(Loss) income from continuing operations, net of taxes	(161)	(92)	2,760	2,668	(191)
(Loss) income from discontinued operations, net of taxes	(69)	4	135	139	28
Net (loss) income	(230)	(88)	2,895	2,807	(163)
Net (income) loss attributable to noncontrolling interest	—	(1)	(1)	(2)	1
Net (loss) income attributable to Hexion Inc.	$(230)	$(89)	$2,894	$2,805	$(162)
Other comprehensive loss	$(26)	$(1)	$(8)	$(9)	$(10)
(1)For the years ended December 31, 2020 and 2018 accelerated depreciation of $2 and $4 has been included in “Depreciation and amortization.” There was no accelerated depreciation in the year ended December 31, 2019.
    Net Sales
In 2020, net sales decreased by $294, or 10%, compared to 2019. Overall, COVID-19’s global impact on demand across various industries and markets in 2020 was the main driver of the decrease in net sales. Pricing negatively impacted sales by $182 due largely due to raw material decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins and specialty epoxy resins businesses. Volume negatively impacted sales by $70 primarily related to volume decreases in our North American and Latin America forest products resins businesses and our North American formaldehyde business driven by COVID-19’s negative impact on global demand. These decreases were partially offset by volume increases in our specialty epoxy business driven by strong global demand in wind energy. Foreign exchange translation negatively impacted net sales by $42 primarily due to the weakening of the Brazilian real and the Chinese yuan against the U.S. dollar in 2020 compared to 2019, and partially offset by the overall strengthening of the euro against the U.S. dollar 2020 compared to 2019.
In 2019, net sales decreased by $333, or 11%, compared to 2018. This decrease was primarily driven by volume decreases which negatively impacted net sales by $149 primarily related to volume decreases in our North American resins business due to weaker demand driven by customer mill closures and the impact of competitive pricing pressures, and in our base epoxy resins business due to an overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to strong demand in China wind energy. Pricing negatively impacted sales by $102 due primarily to softer market conditions in our base epoxy resins business and raw material price decreases contractually passed through to customers across many of our businesses. Foreign currency translation negatively impacted net sales by $82 due to the weakening of various foreign currencies against the U.S. dollar in 2019.
Hexion Inc. | 42 | 2020 Form 10-K

    Operating Income
In 2020, operating (loss) income decreased by $83 from operating income of $19 in 2019 to an operating loss of $64 in 2020. This decrease was driven by an increase of $55 in depreciation and amortization expense related to the step up of our fixed and intangible assets as a result of the application of fresh-start accounting, a $33 increase in business realignment costs driven by higher severance expenses related to current cost reduction actions, an increase in asset impairments of $16 due to an impairment charge in our oilfield and phenolic specialty resins businesses in the first quarter of 2020 and a decrease in gross profit due primarily to the impacts of COVID-19 on volumes in our businesses. These reductions to operating income were partially offset by a reduction in selling, general and administrative expense driven by $29 of costs related to our Chapter 11 proceedings incurred in 2019 both prior to filing for bankruptcy and post-emergence and lower variable compensation expense in 2020.
In 2019, operating income decreased by $170 compared to 2018, primarily driven by margin reductions in our base epoxy resins business discussed above, the gain on the disposition of our ATG business of $44 that occurred in the first quarter 2018, $27 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory, increases in depreciation and amortization of $38 and increases in business realignment costs of $9 and in selling, general and administrative expense of $9. The increase in depreciation and amortization is due to the step up of our fixed and intangible assets as a result of fresh start adjustments and the increase in business realignment costs is driven by higher severance expenses related to recent cost reduction actions. The increase in selling, general and administrative expense is driven by $29 of certain professional fees and other expenses incurred in the first, third and fourth quarters of 2019 related to our Chapter 11 proceedings, as well as the timing of variable compensation costs, partially offset by savings related to our ongoing cost savings and productivity actions. These decreases to operating income were partially offset by an asset impairment of $28 that occurred in third quarter of 2018 within our oilfield assets, as well as decreases in our other operating expense of $4. The decrease in other operating expense is due to lower realized and unrealized foreign currency losses.
Non-Operating Expense
In 2020, total non-operating expense increased by $2,922 from a non-operating income of $2,837 in 2019 to a non-operating loss of $85 due primarily to $2,970 of reorganization gains related to our Chapter 11 proceedings in 2019. This increase in non-operating expense was partially offset by and a decrease in interest expense of $44 as a result of our the restructuring of our debt through our Chapter 11 proceedings in 2019 and an increase of $4 in other non-operating income driven by a lower negative impact of MTM adjustment on pension and OPEB liabilities compared to 2019 and higher realized and unrealized foreign currency gains.
In 2019, total non-operating income increased by $3,190 from a non-operating expense of $353 in 2018 to a non-operating income of $2,837, due to a $2,970 of reorganization items, net primarily related to reorganization and fresh start adjustments associated with our emergence from bankruptcy and a decrease in interest expense of $221 as a result of our the restructuring of our debt through our Chapter 11 proceedings. These items were partially offset by an decrease in other non-operating income of $1 driven by the negative impact of MTM adjustments on pension and OPEB liabilities, partially offset by an increase in realized and unrealized foreign currency gains.
Income Tax Expense
    During 2018, the Company recognized income tax expense of $31, primarily as a result of income from certain foreign operations. In the United States, disallowed interest expense resulted in current year taxable income which utilized a net operating loss carryforward. The disallowed interest expense carryforward of $283 generated a deferred tax asset. The decrease in the valuation allowance due to the net operating loss utilization was offset by an increase in the valuation allowance recorded on the interest expense carryforward deferred tax asset. The Company had a Global Intangible Low Tax Income (“GILTI”) inclusion of $21, which was fully offset by our net operating loss. This further reduced our valuation allowance.
    During the Predecessor period January 1, 2019 through July 1, 2019, the Predecessor Company recorded income tax expense of $40 for reorganization adjustments, primarily consisting of tax expense of $50 for the gain recognized between fair value and tax basis (the gain in Predecessor Company will be substantially offset by the Predecessor Company’s tax attributes, including net operating losses and previously disallowed interest expense). A tax benefit of $10 was recorded for the removal of a valuation allowance for certain foreign jurisdictions. Pursuant to the Plan, the Successor Company is obligated to indemnify the Predecessor Company for any tax related liabilities. The Predecessor Company recorded income tax expense of $201 in the Predecessor period, primarily related to the increase in deferred tax liabilities resulting from fresh start accounting.
    The Predecessor Company’s U.S. net operating loss carryforward of $1,053 and certain state net operating loss carryforwards, along with other tax attributes, have been utilized or forfeited as a result of the taxable gain realized upon Emergence. Certain foreign net operating losses and other carryforwards of the Predecessor Company were forfeited upon Emergence.

Hexion Inc. | 43 | 2020 Form 10-K

Upon the Emergence, the Successor Company applied fresh start accounting (see Note 6 for more information regarding fresh start accounting) and therefore the deferred tax assets and liabilities were adjusted based on the revised U.S. GAAP financial statements. As a result of the step-up in U.S. GAAP basis in the Successor Company’s foreign assets without a corresponding step-up in the tax basis of the foreign assets, the Successor Company’s deferred tax liability increased. An Internal Revenue Code §338(h)(10) election was made to treat the Emergence as an asset sale for U.S. income tax purposes. As a result, the Emergence was treated as a deemed sale of assets of the Predecessor Company while the Successor Company received a step-up in U.S. tax basis to fair value. The Successor Company elected bonus depreciation on the stepped-up U.S. eligible fixed assets. The Successor Company elected to amortize the stepped-up basis of intangibles over a 15-year period and the Successor Company’s depreciation and amortization expense generated a U.S. net operating loss for both the tax years ended December 31, 2020 and 2019. The U.S. net operating loss will be carried forward indefinitely, but will be subject to an 80% limitation on U.S. taxable income starting in 2021.
    During the Successor period July 2, 2019 through December 31, 2019, the Successor Company recognized income tax benefit of $10, primarily as a result of losses from certain foreign operations of which the deferred tax asset created is not offset by a valuation allowance. Losses in the United States created a deferred tax asset which was completely offset by an increase to the valuation allowance. The Successor Company recognized a GILTI inclusion of $5, which was fully offset by our net operating loss and further reduced our valuation allowance. As previously discussed above, the Successor Company elected bonus depreciation in 2019.
During the year ended December 31, 2020, the Successor Company recognized income tax expense of $14, primarily as a result of income from certain foreign operations in jurisdictions that do not currently have a NOL to offset income. Losses in the United States created a deferred tax asset which was completely offset by an increase to the valuation allowance. The Successor Company recognized a GILTI inclusion of $9, which was fully offset by our net operating loss and further reduced our valuation allowance.

Other Comprehensive Loss
In 2020, foreign currency translation negatively impacted other comprehensive loss by $8, due to an overall weakening of various foreign currencies against the U.S. dollar in 2020, and the impact of an unrealized loss of $18 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
In 2019, foreign currency translation negatively impacted other comprehensive loss by $11, due to an overall weakening of various foreign currencies against the U.S. dollar in 2019, partially offset by an unrealized gain of $2 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
In 2018, foreign currency translation negatively impacted other comprehensive loss by $8, primarily due to overall weakening of various foreign currencies against the U.S. dollar in 2018, as well as the impact of $2 of amortization of prior service costs on defined benefit pension and postretirement benefits.
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
The combined results (referenced as “Non-GAAP Combined” or “Combined”) for the year ended December 31, 2019, which we refer to herein as results for the “Year Ended December 31, 2019” represent the sum of the reported amounts for the Predecessor period January 1, 2019 through July 1, 2019 combined with the Successor period from July 2, 2019 through December 31, 2019. These Combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The Non-GAAP Combined operating results is presented for supplemental purposes only, may not reflect the actual results we would have achieved absent our emergence from bankruptcy, may not be indicative of future results and should not be viewed as a substitute for the financial results of the Predecessor period and Successor period presented in accordance with U.S. GAAP. See Note 20 in Part I of this Annual Report on Form 10-K and below for reconciliation of net (loss) income to Segment EBITDA for the Successor and Predecessor.
Hexion Inc. | 44 | 2020 Form 10-K

	Successor		Predecessor	Non-GAAP Combined	Predecessor
(in millions)	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31,
Net Sales(1):				2019	2018
Adhesives	$1,188	$693	$761	$1,454	$1,641
Coatings and Composites	1,322	630	720	1,350	1,496
Total	$2,510	$1,323	$1,481	$2,804	$3,137

Segment EBITDA:
Adhesives	$214	$116	$135	$251	$252
Coatings and Composites	151	60	96	156	$200
Corporate and Other	(71)	(37)	(30)	(67)	$(71)
Total	$294	$139	$201	$340	$381
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Hexion Inc. | 45 | 2020 Form 10-K

2020 vs. 2019 Segment Results
Following is an analysis of the percentage change in sales by segment from 2019 to 2020:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	(10)%	(5)%	(3)%	(18)%
Coatings and Composites	5%	(7)%	—%	(2)%
Adhesives
Net sales in 2020 decreased by $266, or 18%, when compared to 2019. Volume negatively impacted net sales by $141, driven by COVID-19’s global economic impact across various industries and markets primarily related to volume decreases in our North American and Latin America forest products resins businesses and our North American formaldehyde business. Volume declines primarily occurred in the second quarter 2020 and improved in the second half of 2020 as the global economy continued to recover from the global pandemic in many end markets. Pricing negatively impacted net sales by $80, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Foreign exchange translation negatively impacted net sales by $45, due largely to the strengthening of the U.S. dollar against the Brazilian real in 2020 compared to 2019.
Segment EBITDA in 2020 decreased by $37 to $214 compared to 2019. This decrease was primarily driven by COVID-19 impacts on volumes in our forest products resins and formaldehyde businesses, as discussed above, as well as $18 of previously recorded deferred contract revenue that was accelerated as a result of the application of fresh start accounting in 2019.
Coatings and Composites
Net sales in 2020 decreased by $28, or 2%, compared to 2019. Pricing negatively impacted net sales by $102 due to raw material decreases contractually passed through to customers across many of our businesses, as well as unfavorable product mix and continued competitive market conditions in our base epoxy resins and specialty epoxy resins businesses. Volumes positively impacted net sales by $71, which was primarily related to volume increases in our specialty epoxy business driven by continued strong global demand in wind energy. Foreign exchange translation positively impacted net sales by $3, due primarily to the overall strengthening of the euro against the U.S. dollar and partially offset by the weakening of the Chinese yuan in 2020 compared to 2019.
Segment EBITDA in 2020 decreased by $5 to $151 compared to 2019. The decrease was primarily due to COVID-19 impacts and continued competitive market conditions in our base epoxy resins business, as well as temporary manufacturing disruptions at our Pernis site, which negatively impacted our current year Segment EBITDA by approximately $15. These Segment EBITDA decreases were partially offset by favorability in our specialty epoxy business driven by strong global demand in wind energy and strong market conditions in our versatic acids business.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions, unallocated foreign exchange gains and losses and legacy company costs not allocated to the other segments. Corporate and Other charges increased by $4 to $71 compared to 2019, due primarily to the termination of our Shared Services Agreement with MPM, project fees and unfavorable foreign exchange impacts. These increased costs were partially offset by our ongoing cost reduction efforts, lower compensation costs and travel expenses.
2019 vs. 2018 Segment Results
The table below provides additional detail of the percentage change in sales by segment from 2018 to 2019:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	(5)%	(4)%	(2)%	(11)%
Coatings and Composites	(4)%	(3)%	(3)%	(10)%
Adhesives

Net sales in 2019 decreased by $187, or 11%, when compared to 2018. Volume negatively impacted net sales by $84, primarily related to volume decreases in our North American resins business due to weaker demand driven by customer mill closures and competitive pricing pressures. Pricing negatively impacted net sales by $64, which was primarily due to raw material price decreases contractually passed through to customers across many of our businesses. Foreign exchange translation negatively impacted net sales by $39, due largely to the strengthening of the U.S. dollar against various currencies in 2019 compared to 2018.

Segment EBITDA in 2019 decreased by $1 to $251 compared to 2018. This increase was primarily driven by the volume decreases in our North American resins business discussed above, largely offset by $18 of previously recorded deferred contract revenue that was accelerated during the period as a result of the application of fresh start accounting.
Hexion Inc. | 46 | 2020 Form 10-K

Coatings and Composites

Net sales in 2019 decreased by $146, or 10%, compared to 2018. Volumes negatively impacted net sales by $65, which was primarily related to volume decreases in our base epoxy resins and versatic acids businesses driven by overall weakness in the market, primarily in the automotive and construction industries. These decreases were partially offset by increased volumes in our epoxy specialty business due to stronger demand in China wind energy. Pricing negatively impacted net sales by $38 primarily due to softer market conditions in our base epoxy resins business as compared to 2018. Foreign exchange translation negatively impacted net sales by $43, due primarily to the strengthening of the U.S. dollar against various foreign currencies in 2019 compared to 2018.
Segment EBITDA in 2019 decreased by $44 to $156 compared to 2018. The decrease was primarily driven by the margin reductions in our base epoxy resins business due to softer market conditions discussed above.
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

Reconciliation of Net Loss to Segment EBITDA:

	Successor		Predecessor	Non-GAAP Combined	Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31,
				2019	2018
Reconciliation:
Net (loss) income attributable to Hexion Inc.	$(230)	$(89)	$2,894	$2,805	$(162)
Add: Net income (loss) attributable to noncontrolling interest	—	1	1	2	(1)
Less: Net (loss) income from discontinued operations	(69)	4	135	139	28
Net (loss) income from continued operations	(161)	(92)	2,760	2,668	(191)
Income tax expense (benefit)	14	(10)	201	191	31
Interest expense, net	100	55	89	144	365
Depreciation and amortization (1)	191	93	43	136	98
EBITDA	144	46	3,093	$3,139	303
Adjustments to arrive at Segment EBITDA:				—
Asset impairments and write-downs	$16	$—	$—	$—	$32
Business realignment costs (2)	69	22	14	36	27
Realized and unrealized foreign currency losses (gains)	—	4	(7)	(3)	28
Gain on dispositions	—	—	—	—	(44)
Unrealized losses (gains) on pension and OPEB plan liabilities	4	5	—	5	(13)
Transaction costs (3)	6	11	26	37	13
Reorganization items, net (4)	—	—	(2,943)	(2,943)	—
Non-cash impact of inventory step-up(5)	—	27	(27)	—	—
Accelerated deferred revenue (6)	—	—	18	18	—
Other non-cash items (7)	43	10	9	19	14
Other (8)	12	14	18	32	21
Total adjustments	150	93	(2,892)	(2,799)	78
Segment EBITDA	$294	$139	$201	$340	$381

Segment EBITDA:
Adhesives	214	116	135	$251	252
Coatings and Composites	151	60	96	156	200
Corporate and Other	(71)	(37)	(30)	(67)	(71)
Total	$294	$139	$201	$340	$381
(1)For the year ended December 31, 2020 and 2018 accelerated depreciation of $2 and $4, respectively, has been included in “Depreciation and amortization.” There was no accelerated depreciation during the Successor period July 2, 2019 to December 31, 2019 or the Predecessor period January 1, 2019 through July 1, 2019.
Hexion Inc. | 47 | 2020 Form 10-K

(2)Business realignment costs for the Successor and Predecessor periods below included:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Severance costs	$16	$9	$8	$9
In-process facility rationalizations	11	5	3	11
Contractual costs from exited business	8	—	—	—
Business services implementation	22	—	—	—
Legacy environmental reserves	9	7	1	5
Other	3	1	2	2
(3)For the year ended December 31, 2020, transaction costs included certain professional fees related to strategic projects. For the Successor period July 2, 2019 through December 31, 2019 and the Predecessor period January 1, 2019 through July 1, 2019, transaction costs primarily included $6 and $23, respectively, of certain professional fees and other expenses related to the Company’s Chapter 11 proceedings.
(4)Represents incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing, gains on settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments. The amounts excludes the “Non-cash impact of inventory step-up” discussed below.

(5)    Represents $27 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory.
(6)    For the Predecessor period from January 1, 2019 through July 1, 2019, $18 of deferred revenue was accelerated on July 1 as part of Fresh Start accounting.
(7)    Other non-cash items for the Successor and Predecessor periods presented below included:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Fixed asset write-offs	$13	$6	$3	$6
Stock-based compensation costs	17	8	—	—
Long-term retention programs	9	(2)	5	8
One-time capitalized variance impact of inventory fresh start step-up	—	(4)	—	—
Other	4	2	1	—

(8)    Other for Successor and Predecessor periods presented below included:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Legacy and other non-recurring items	$8	$7	$3	$7
IT outage (recoveries) costs, net	(4)	—	9	—
Financing fees and other	8	7	6	14
Hexion Inc. | 48 | 2020 Form 10-K

Liquidity and Capital Resources

2021 Outlook
We believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our ABL Facility. We have the operational and financial flexibility to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs.
The following factors will impact 2021 cash flows:
•Sales of Assets: During the third quarter of 2020, we entered in a Purchase Agreement to sell our Phenolic Specialty Resins, Hexamine and European-based Forest Products Resins businesses. We expect to complete the transaction in the first quarter of 2021. We plan to use the proceeds from the transaction to reinvest in our businesses and reduce the absolute amount of our debt. We will continue to explore options to optimize our portfolio.
•Interest and Income Taxes: We expect cash outflows in 2021 related to interest payments on our debt of approximately $85 to $95 and income tax payments between $20 to $30.
•Capital Spending: Capital spending in 2021 is expected to be between $120 and $140, an increase from 2020 due to our commitment to future investments to productivity and growth projects in our businesses, as well as the expected timing of plant turnarounds.
•Working Capital: We anticipate working capital to increase modestly during 2021, as compared to 2020, based on expected increased volumes as key end markets continue to recover from COVID-19. During the year, we expect an increase in the first half and a decrease in the second half, consistent with historical trends.
•Restructuring Activities: We expect that the 2021 cost savings associated with our in-process facility rationalizations and the creation of a business service group within the Company to provide certain administrative functions for us going forward will have a net positive impact on our liquidity.
Our short-term cash needs are expected to include funding operations as currently planned and we believe that we will be able to meet our liquidity needs over the next 12 months based on our current projections of cash flow from operations and borrowing availability under financing arrangements.
At December 31, 2020, we had $1,792 of outstanding debt and $561 in liquidity consisting of the following:
•$200 of unrestricted cash and cash equivalents (of which $113 is maintained in foreign jurisdictions);
•$297 of borrowings available under our ABL Facility ($350 borrowing base less $53 of outstanding letters of credit; there were no outstanding borrowings); and
•$64 of time drafts and borrowings available under credit facilities at certain international subsidiaries.
Our net working capital (defined as accounts receivable and inventories less accounts payable) from continuing operations at December 31, 2020 and 2019 was $257 and $320, respectively. A summary of the components of our net working capital as of December 31, 2020 and 2019 is as follows:

	Successor		Predecessor
	December 31, 2020	% of LTM Net Sales	December 31, 2019	% of LTM Net Sales (1)
Accounts receivable	$331	13%	$316	11%
Inventories	265	11%	293	10%
Accounts payable	(339)	(14)%	(289)	(10)%
Net working capital (1)	$257	10%	$320	11%
(1)    Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with GAAP.
The decrease in net working capital of $63 from December 31, 2019 was driven by a decrease in inventory of $28, primarily the result of lower raw material costs in 2020, and an increase in accounts payable of $50. The increase in accounts payable was largely related to improved vendor terms and the timing of vendor payments. The increase in accounts payable and decrease in inventories were partially offset by an increase of $15 in accounts receivable driven by overall higher volumes in the fourth quarter of 2020 compared to the fourth quarter of 2019. Based on our new capital structure, we expect continued structural improvement in our vendor terms going forward. Consistent with the historical seasonality of our businesses, we expect an increase in net working capital in the first quarter of 2021 compared to the fourth quarter 2020.

Hexion Inc. | 49 | 2020 Form 10-K

Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows for continuing operations:

	Successor		Predecessor	Non-GAAP Combined	Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	December 31,
				2019	2018
Sources (uses) of cash:
Operating activities	$116	$174	$(163)	$11	$(63)
Investing activities	(105)	(47)	(40)	(87)	(31)
Financing activities	(57)	(38)	212	174	81
Effect of exchange rates on cash flow	2	1	—	1	(5)
Net increase (decrease) in cash and cash equivalents	$(44)	$90	$9	$99	$(18)
Operating Activities
In 2020, operating activities provided $116 of cash. Net loss of $161 included non cash adjustments for depreciation and amortization of $191, deferred tax expense of $9, loss on sale of assets of $9, unrealized losses related to the remeasurement of our pension and OPEB liabilities of $4, non cash asset impairments of $16 and non-cash stock based compensation expense of $17, partially offset by unrealized foreign currency gains of $3 and other non-cash income adjustments of $1. Net working capital generated $76, which was largely driven by an increase in accounts payable due to improved vendor terms and the timing of vendor payments offset by increases in accounts receivable due to higher year-over-year volumes in the fourth quarter of 2020. Changes in other assets and liabilities and income taxes payable used $41 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
In 2019, operating activities provided $11 of cash. Net income of $2,668 included $3,156 of net non-cash income items related to our reorganization, unrealized foreign currency gains of $8 and other non-cash income adjustments of $3, partially offset by depreciation and amortization of $136, deferred tax expense of $131, deferred financing fees of $136, non-cash impact of inventory step-up of $27, loss on sale of assets of $7, unrealized losses related to the remeasurement of our pension and OPEB liabilities of $5, and non cash stock based compensation expense of $8. Net working capital remained flat, which was largely driven by a decrease in accounts payable due to the timing of vendor payments offset by decreases in accounts receivable due to lower volumes and lower raw material prices. Changes in other assets and liabilities and income taxes payable provided $60 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
In 2018, operating activities used $63 of cash. Net loss of $191 included $135 of net non-cash expense items, consisting of depreciation and amortization of $98, non-cash asset impairments and accelerated depreciation of $28, amortization of deferred financing fees of $49, deferred tax expense of $12, loss on sale of assets of $6 and unrealized foreign currency losses of $2, partially offset by the gain on the sale of ATG of $44 and unrealized gains related to the remeasurement of our pension and OPEB liabilities of $13. Net working capital used $24, which was largely driven by increases in inventories due to raw material price inflation and decreases in accounts receivable due to lower volumes. Changes in other assets and liabilities and income taxes payable provided $17 due to the timing of when items were expensed versus paid, which primarily included interest expense, employee retention programs, restructuring reserves, incentive compensation, pension plan contributions and taxes.
    Investing Activities
In 2020, investing activities used $105, primarily driven by capital expenditures of $108, partially offset by proceeds from sale of assets of $3.
In 2019, investing activities used $87, primarily driven by capital expenditures of $88, partially offset by proceeds from sale of assets of $1.
In 2018, investing activities used $31, primarily driven by capital expenditures of $81, partially offset by net proceeds from the ATG disposition of $49 and proceeds from sale of assets of $1.
Financing Activities
In 2020, financing activities provided $57. Net short-term debt repayments were $7 and net long-term debt borrowings were $37. The Company distributed a $13 affiliate loan to its Parent for share repurchases, which was subsequently settled with a return of capital.
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
Hexion Inc. | 50 | 2020 Form 10-K

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

Outstanding Debt
    Following is a summary of our cash and cash equivalents and outstanding debt at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$204	$254

Senior Secured Credit Facility:
ABL Facility	—	—
Senior Secured Term Loan - USD due 2026 (includes $6 and $7 of unamortized debt discount at December 31, 2020 and 2019, respectively)	708	715
Senior Secured Term Loan - EUR due 2026 (includes $4 of unamortized debt discount at December 31, 2020 and 2019)	515	473
Senior Notes:
7.875% Senior Notes due 2027	450	450
Other Borrowings:
Australia Facility due 2021 at 4.0% and 3.9% at December 31, 2020 and 2019, respectively	30	31
Brazilian bank loans at 10.2% and 9.2% at December 31, 2020 and 2019, respectively	24	41
Lease obligations(1)	56	64
Other at 3.9% and 5.0% at December 31, 2020 and 2019, respectively	9	11
Total	$1,792	$1,785
(1)    Lease obligations include finance leases and sale leaseback financing arrangements.
(2)    The foreign exchange translation impact of the Company’s foreign currency denominated debt instruments was an increase of $46 and a decrease of $10 as of December 31, 2020 and 2019, respectively.

    We regularly review our portfolio for optimization through potential divestitures and potential bolt-on acquisitions or mergers. While there is no guarantee of any future transactions, it could include a specific business unit or combination of several businesses. We expect that a portion of the proceeds from any future divestiture transaction or transactions upon completion would be used to help reduce the absolute amount of our debt.
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
Hexion Inc. | 51 | 2020 Form 10-K

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

Hexion Inc. | 52 | 2020 Form 10-K

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
The following table reconciles net loss to EBITDA and Pro Forma EBITDA from continuing operations for the twelve month period and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

December 31, 2020
LTM Period
Net loss	$(230)
Net loss from discontinued operations	(69)
Net loss from continuing operations	(161)
Income tax expense	14
Interest expense, net	100
Depreciation and amortization	191
EBITDA	$144
Adjustments to arrive at Pro Forma EBITDA:
Asset impairments	16
Business realignment costs (1)	69
Realized and unrealized foreign currency gains	—
Unrealized loss on pension and OPEB plan liabilities (2)	4
Transaction costs (3)	6
Other non-cash items (4)	43
Other (5)	16
Cost reduction programs savings (6)	6
Pro Forma EBITDA	$304
Pro forma fixed charges (7)	$84
Ratio of Pro Forma EBITDA to Fixed Charges(8)	3.62
(1)Primarily represents costs related to certain in-process cost reduction activities, including severance costs of $16, $11 related to certain in-process facility rationalizations, $8 of contractual costs for exited businesses, $9 for future environmental clean-up of closed facilities and one-time implementation and transition costs associated with the creation of a business services group within the Company of $22.
(2)Represents non-cash losses from pension and postretirement benefit plan liability remeasurements.
(3)Represents certain professional fees related to strategic projects.
(4)Primarily include expenses for retention programs of $9, fixed asset disposals of $13, and share-based compensation costs of $17.
(5)Primarily includes legacy and other non-recurring expenses of $8, financing fees and other expenses of $8 and business optimization expense of $4, offset by IT outage recoveries of $4.
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
(7)Reflects pro forma interest expense based on interest rates at December 31, 2020 and expected 2021 debt pay downs.
(8)The Company’s ability to incur additional indebtedness, among other actions, is limited under our Senior Secured Term Loans and Senior Notes, unless the Company has a Pro Forma EBITDA to Fixed Charges ratio of at least 2.0 to 1.0.

Hexion Inc. | 53 | 2020 Form 10-K

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2020. Our contractual cash obligations consist of legal commitments at December 31, 2020 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. For example, we have contracts for information technology support that are cancellable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2021	2022	2023	2024	2025	2026 and beyond	Total
Operating activities:
Purchase obligations (1)	$190	$134	$94	$50	$49	$253	$770
Interest on fixed rate debt obligations	53	52	51	51	50	71	328
Interest on variable rate debt obligations (2)	13	12	12	11	11	20	79
Operating lease obligations	23	16	11	9	9	58	126
Funding of pension and other postretirement obligations (3)	43	45	46	46	46	—	226
Financing activities:
Long-term debt, including current maturities	79	33	16	7	8	1,650	1,793
Finance lease obligations (4)	2	1	1	1	1	3	9
Total	$403	$293	$231	$175	$174	$2,055	$3,331
(1)Purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.
(2)Based on applicable interest rates in effect at December 31, 2020.
(3)Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated contributions to our funded defined benefit plans as well as estimated benefit payments to be made for unfunded foreign defined benefit pension plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 3.5% for the years 2021 – 2025 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.
(4)Sale leaseback financing arrangements are included in “Long-term debt, including current maturities” because they are not considered leases under Topic 842.
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2020. At December 31, 2020, we recorded unrecognized tax benefits and related interest and penalties of $194. We estimate that we will pay between $20 and $30 in 2021 for U.S. Federal, state and foreign income taxes. We expect non-capital environmental expenditures for 2021 through 2026 totaling $10. See Notes 14 and 17 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2020.
Hexion Inc. | 54 | 2020 Form 10-K

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
Environmental Remediation and Restoration Liabilities
Accruals for environmental matters are recorded when we believe that it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. We have accrued $47 and $51 at December 31, 2020 and 2019, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with these liabilities may fall within a range of $34 to $93. This estimate of the range of reasonably possible costs is less certain than the estimates that we make to determine our reserves. To establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume that we would bear full responsibility for all sites to the exclusion of other potentially responsible parties.
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
Income Tax Assets and Liabilities and Related Valuation Allowances
At December 31, 2020, we had a valuation allowance of $217 against our deferred income tax assets. This valuation allowance is made up of a $120 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $97 against a portion of our net foreign deferred income tax assets, primarily in the Netherlands.
At December 31, 2019, we had a valuation allowance of $122 against our deferred income tax assets. This valuation allowance is made up of a $59 valuation allowance against all of our net U.S. federal and state deferred income tax assets, as well as a valuation allowance of $63 against a portion of our net foreign deferred income tax assets, primarily in Germany and the Netherlands.
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

The Company considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. The Company evaluated four possible sources of taxable income when assessing the realization of deferred tax assets:
•Taxable income in prior carryback years;
•Future reversals of existing taxable temporary differences;
•Tax planning strategies; and
•Future taxable income exclusive of reversing temporary differences and carryforwards.
 For 2020, previous and current losses in the U.S. and in certain foreign operations for recent periods continue to provide sufficient negative evidence requiring a valuation allowance against the net federal, state, and certain foreign deferred tax assets.

Hexion Inc. | 55 | 2020 Form 10-K

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
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements. Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement may require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2020 and 2019, we recorded unrecognized tax benefits and related interest and penalties of $194 and $186, respectively.

Pensions and Non-Pension Postretirement Benefit Plans
The amounts that we recognize in our financial statements for pension benefit obligations are determined by actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which are:
•The weighted average rate used for discounting the liability;
•The weighted average expected long-term rate of return on pension plan assets;
•The method used to determine market-related value of pension plan assets;
•The weighted average rate of future salary increases; and
•The anticipated mortality rate tables.

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

Hexion Inc. | 56 | 2020 Form 10-K

The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2020 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at		Increase / (Decrease)
	December 31, 2020
	PBO	ABO	2020 Expense
Assumption:
Increase in discount rate of 0.5%	$(87)	$(81)	$(3)
Decrease in discount rate of 0.5%	100	93	4
Increase in estimated return on assets of 1.0%	N/A	N/A	(8)
Decrease in estimated return on assets of 1.0%	N/A	N/A	8
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
Goodwill

Our reporting units in continuing operations include epoxy, versatics and forest products. Our reporting units are generally one level below our operating segments for which discrete financial information is available and reviewed by segment management. However, components of an operating segment can be aggregated as one reporting unit if the components have similar economic characteristics. Our consolidated goodwill balance from continuing operations was $164 as of December 31, 2020, including $127 related to the forest products reporting unit, $36 related to the versatics reporting unit and $1 related to the epoxy reporting unit.

We test goodwill annually for impairment of value or more frequently when potential impairment triggering events are present. Our annual impairment testing date is October 1. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. We use a weighted market and income approach to estimate the fair value of our reporting units. The market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique, and the income approach is based on a discounted cash flow model. The key assumptions and estimates utilized in the market and income approaches primarily include market multiples, discount rates and future levels of revenue growth and operating margins, and to a lesser extent, estimates and assumptions related to working capital investment, taxes, depreciation and amortization and capital spending projections. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the difference.
As of October 1, 2020 and 2019, the estimated fair value of each of our reporting units containing goodwill were deemed to be in excess of the carrying amount of assets and liabilities assigned to each unit. The step-up of fixed and intangible asset values during fresh start accounting resulted in an increase of the carrying amounts of net assets for the Company’s reporting units that have goodwill, thereby reducing the amount of headroom between the fair value and carrying value of these reporting units. As a result, future unfavorable changes to business results and/or discounted cash flows for these reporting units are more likely to result in asset impairments.
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
    Long-Lived Assets
As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Our evaluation of long-lived asset recoverability includes our operating and financing lease right of use assets. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Long-lived assets are grouped together at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. We do not have any indefinite-lived intangible assets, other than goodwill.

Recently Issued Accounting Standards
See Note 2 in Item 8 of Part II of this Annual Report on Form 10-K for a detailed description of recently issued accounting pronouncements.
Hexion Inc. | 57 | 2020 Form 10-K

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
Foreign Exchange Risk
Our international operations accounted for 54% and 53% of our sales in 2020 and 2019, respectively. As a result, we have significant exposure to foreign exchange risk on transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is the related local currency.
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
A 5% strengthening of the U.S. dollar against the primary currencies in which we conduct our non-U.S. operations in 2020 would generate an approximate $104 negative impact to our estimated net sales. Conversely, a 5% weakening of the U.S. dollar against the same currencies would benefit our estimated net sales by an equal amount.
Interest Rate Risk
We have exposure to interest rate risk through our variable rate borrowing activities. As a result of our emergence from Chapter 11, the interest rates of approximately 28% of our outstanding debt are fixed. On October 10, 2019, we executed an interest rate swap agreement to hedge interest rate variability caused by quarterly changes in cash flow due to associated changes in LIBOR under the Company’s Senior Secured Term Loan. In this arrangement, we receive a variable 3-month LIBOR and pay fixed interest rate swaps, effective January 1, 2020 and expiring January 1, 2025, and we have designated $300 of our variable rate Senior Secured Term Loan as the notional amount for the future interest rate payments. As a result of this transaction, 46% of our outstanding debt is at fixed interest rates and approximately 54% of our outstanding debt is exposed to changes in variable interest rates. An increase of 1% in the interest rates on our variable rate debt would increase our 2020 estimated debt service requirements by approximately $10.
Following is a summary of our outstanding debt as of December 31, 2020 and 2019 (see Note 12 in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2020 and 2019. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2020			2019
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2020				$70	5.8%	$71
2021	$82	5.0%	$82	55	5.9%	54
2022	34	5.0%	34	32	5.8%	32
2023	17	4.9%	17	16	5.9%	15
2024	9	5.0%	9	8	5.8%	8
2025	9	4.9%	9	8	5.9%	8
2026 and beyond	1,651	5.0%	1,671	1,607	5.9%	1,627
	$1,802		$1,822	$1,796		$1,815
Hexion Inc. | 58 | 2020 Form 10-K

Our cash equivalent investments and short-term investments are made in instruments that meet the credit quality standards that are established in our investment policies, which also limits the exposure to any one investment. At December 31, 2020 and 2019, we had $20 and $74, respectively, invested at average rates of 2.0% and 2.1%, respectively, primarily in interest-bearing money-market investments. Due to the short maturity of our cash equivalents, the carrying value of these investments approximates fair value. Our short-term investments are recorded at cost which approximates fair value. Our interest rate risk is not significant; a 1% increase or decrease in interest rates on invested cash would not have had a material effect on our net income or cash flows for the years ended December 31, 2020 and 2019.
Commodity Risk
We are exposed to price risks on raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide us with the flexibility to purchase a certain portion of our needs in the spot market, when it is favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Our largest supplier provided approximately 9% of our raw material purchases in 2020, and we could incur significant time and expense if we had to replace this supplier. In addition, several feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See the discussion about the risk factor on raw materials in Item 1A of Part I of this Annual Report on Form 10-K.
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
Hexion Inc. | 59 | 2020 Form 10-K

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hexion Inc. | 60 | 2020 Form 10-K

HEXION INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4)	$204	$254
Accounts receivable (net of allowance for doubtful accounts of $3)	331	316
Inventories:
Finished and in-process goods	180	211
Raw materials and supplies	85	82
Current assets held for sale (see Note 4)	114	99
Other current assets	39	40
Total current assets	953	1,002
Investments in unconsolidated entities	10	14
Deferred income taxes (see Note 17)	7	6
Long-term assets held for sale (see Note 4)	342	400
Other long-term assets	85	44
Property and equipment:
Land	79	82
Buildings	122	114
Machinery and equipment	1,270	1,148
	1,471	1,344
Less accumulated depreciation	(212)	(63)
	1,259	1,281
Operating lease assets (see Note 13)	103	110
Goodwill (see Note 10)	164	164
Other intangible assets, net (see Note 10)	1,079	1,125
Total assets	$4,002	$4,146
Liabilities and Equity
Current liabilities:
Accounts payable	$339	$289
Debt payable within one year (see Note 12)	82	70
Interest payable	30	35
Income taxes payable	6	17
Accrued payroll and incentive compensation	42	43
Current liabilities associated with assets held for sale (see Note 4)	70	69
Current portion of operating lease liabilities (see Note 13)	19	20
Other current liabilities	111	95
Total current liabilities	699	638
Long-term liabilities:
Long-term debt (see Note 12)	1,710	1,715
Long-term pension and postretirement benefit obligations (see Note 15)	250	223
Deferred income taxes (see Note 17)	161	149
Operating lease liabilities (see Note 13)	76	82
Long-term liabilities associated with assets held for sale (see Note 4)	74	56
Other long-term liabilities	209	208
Total liabilities	3,179	3,071
Commitments and contingencies (see Note 14)
Equity
Common stock—$0.01 par value; 100 shares authorized, issued and outstanding at both December 31, 2020 and 2019	—	—
Paid-in capital	1,169	1,165
Accumulated other comprehensive loss	(27)	(1)
Accumulated deficit	(319)	(89)
Total equity	823	1,075
Total liabilities and equity	$4,002	$4,146
See Notes to Consolidated Financial Statements
Hexion Inc. | 61 | 2020 Form 10-K

HEXION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
(In millions)
Net sales	$2,510	$1,323	$1,481	$3,137
Cost of sales (exclusive of depreciation and amortization shown below)	2,043	1,117	1,211	2,559
Selling, general and administrative expense	231	124	128	243
Depreciation and amortization	191	93	43	98
Gain on dispositions (see Note 18)	—	—	—	(44)
Asset impairments (see Note 8)	16	—	—	28
Business realignment costs	69	22	14	27
Other operating expense, net	24	16	17	37
Operating (loss) income	(64)	(49)	68	189
Interest expense, net	100	55	89	365
Reorganization items, net (see Note 7)	—	—	(2,970)	—
Other non-operating income, net	(15)	—	(11)	(12)
(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(149)	(104)	2,960	(164)
Income tax expense (benefit) (see Note 17)	14	(10)	201	31
(Loss) income from continuing operations before earnings from unconsolidated entities	(163)	(94)	2,759	(195)
Earnings from unconsolidated entities, net of taxes	2	2	1	4
(Loss) income from continuing operations, net of taxes	(161)	(92)	2,760	(191)
(Loss) income from discontinued operations, net of taxes	(69)	4	135	28
Net (loss) income	(230)	(88)	2,895	(163)
Net (income) loss attributable to noncontrolling interest	—	(1)	(1)	1
Net (loss) income attributable to Hexion Inc.	$(230)	$(89)	$2,894	$(162)
See Notes to Consolidated Financial Statements
Hexion Inc. | 62 | 2020 Form 10-K

HEXION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
(In millions)
Net (loss) income	$(230)	$(88)	$2,895	$(163)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8)	(3)	(8)	(8)
Unrealized (loss) gain on cash flow hedge	(18)	2	—	—
Loss recognized from pension and postretirement benefits	—	—	—	(2)
Other comprehensive loss	(26)	(1)	(8)	(10)
Comprehensive (loss) income	(256)	(89)	2,887	(173)
Comprehensive (income) loss attributable to noncontrolling interest	—	(1)	(1)	1
Comprehensive (loss) income attributable to Hexion Inc.	$(256)	$(90)	$2,886	$(172)
See Notes to Consolidated Financial Statements
Hexion Inc. | 63 | 2020 Form 10-K

HEXION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
(In millions)	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Cash flows provided by (used in) operating activities
Net (loss) income	$(230)	$(88)	$2,895	$(163)
Less: (Loss) income from discontinued operations, net of taxes	(69)	4	135	28
(Loss) income from continuing operations	(161)	(92)	2,760	(191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	191	93	43	98
Non-cash asset impairments	16	—	—	28
Non-cash reorganization items, net	—	—	(3,156)	—
Non-cash impact of inventory step-up	—	27	—	—
Deferred tax expense (benefit)	9	(9)	140	12
Gain on dispositions (see Note 18)	—	—	—	(44)
Loss on sale of assets	9	4	3	6
Amortization of deferred financing fees	—	—	—	49
Unrealized foreign currency (gains) losses	(3)	(1)	(7)	2
Non-cash stock based compensation expense	17	8	—	—
Unrealized losses (gains) on pension and postretirement benefit plan liabilities	4	5	—	(13)
Financing fees included in net loss	—	—	136	—
Other non-cash adjustments	(1)	(2)	(1)	(3)
Net change in assets and liabilities:
Accounts receivable	(3)	108	(73)	9
Inventories	35	15	(20)	(30)
Accounts payable	44	(15)	(15)	(3)
Income taxes payable	(9)	(3)	15	8
Other assets, current and non-current	(21)	25	3	3
Other liabilities, current and non-current	(11)	11	9	6
Net cash provided by (used in) operating activities from continuing operations	116	174	(163)	(63)
Net cash provided by (used in) operating activities from discontinued operations	15	50	(10)	40
Net cash provided by (used in) operating activities	131	224	(173)	(23)
Cash flows used in investing activities
Capital expenditures	(108)	(47)	(41)	(81)
Proceeds from dispositions, net	—	—	—	49
Proceeds from sale of assets, net	3	—	1	1
Net cash used in investing activities from continuing operations	(105)	(47)	(40)	(31)
Net cash used in investing activities from discontinued operations	(21)	(11)	(2)	(9)
Net cash used in investing activities	(126)	(58)	(42)	(40)
Cash flows (used in) provided by financing activities
Net short-term debt (repayments) borrowings	(7)	(24)	(4)	10
Borrowings of long-term debt	256	118	2,313	540
Repayments of long-term debt	(293)	(130)	(2,261)	(468)
Return of capital to parent (see Note 9)	(13)	—	—	—
Proceeds from rights offering	—	—	300	—
Financing fees paid	—	(2)	(136)	(1)
Net cash (used in) provided by financing activities	(57)	(38)	212	81
Effect of exchange rates on cash and cash equivalents, including restricted cash	2	1	—	(5)
(Decrease) increase in cash and cash equivalents, including restricted cash	(50)	129	(3)	13
Cash, cash equivalents and restricted cash at beginning of period	254	125	128	115
Cash, cash equivalents and restricted cash at end of period	$204	$254	$125	$128

Hexion Inc. | 64 | 2020 Form 10-K

	Successor		Predecessor
(In millions)	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$103	$22	$71	$318
Income taxes, net of cash refunds	16	10	10	17
Reorganization items, net	—	—	188	—
See Notes to Consolidated Financial Statements
Hexion Inc. | 65 | 2020 Form 10-K

HEXION INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Note Receivable From Parent	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Equity	Total Hexion Inc. (Deficit) Equity	Non-controlling Interest	Total Shareholder’s (Deficit) Equity
Predecessor
Balance at December 31, 2017	$1	$526	$(296)	—	$(8)	$(2,964)	$(2,741)	$(1)	$(2,742)
Net loss	—	—	—	—	—	(162)	(162)	(1)	(163)
Other comprehensive loss	—	—	—	—	(10)	—	(10)	—	(10)
Impact of change in accounting policy (ASC 606)	—	—	—	—	—	1	1	—	1
Balance at December 31, 2018	$1	$526	$(296)	$—	$(18)	$(3,125)	$(2,912)	$(2)	$(2,914)
Net income	—	—	—	—	—	2,894	2,894	1	2,895
Other comprehensive loss	—	—	—	—	(8)	—	(8)	—	(8)
Elimination of Predecessor Equity	(1)	(526)	296	—	—	231	—	—	—
Elimination of Predecessor accumulated other comprehensive loss	—	—	—	—	26	—	26	—	26
Balance at July 1, 2019	$—	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Issuance of Successor Company common stock	—	1,157	—	—	—	—	1,157	—	1,157
Successor
Balance at July 2, 2019	$—	$1,157	$—	—	$—	$—	$1,157	$(1)	$1,156
Net loss	—	—	—	—	—	(89)	(89)	1	(88)
Stock-based compensation	—	8	—	—	—	—	8	—	8
Other comprehensive loss	—	—	—	—	(1)	—	(1)	—	(1)
Balance at December 31, 2019	$—	$1,165	$—	—	$(1)	$(89)	$1,075	$—	$1,075
Net loss	—	—	—	—	—	(230)	(230)	—	(230)
Stock-based compensation	—	17	—	—	—	—	17	—	17
Other comprehensive loss	—	—	—	—	(26)	—	(26)	—	(26)
Return of capital to parent (see Note 9)	—	(13)	—	—	—	—	(13)	—	(13)
Distribution of affiliate loan (see Note 9)	—	—	—	(10)	—	—	(10)	—	(10)
Settlement of affiliate loan (see Note 9)	—	—	—	10	—	—	10	—	10
Balance at December 31, 2020	$—	$1,169	$—	$—	$(27)	$(319)	$823	$—	$823

See Notes to Consolidated Financial Statements
Hexion Inc. | 66 | 2020 Form 10-K

HEXION INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”), serves global industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. At December 31, 2020, the Company had 44 production and manufacturing facilities, with 21 located in the United States. The Company’s business is organized based on the products offered and the markets served. At December 31, 2020, the Company had three reportable segments: Adhesives; Coatings and Composites; and Corporate and Other.
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

As of December 31, 2020, the Company reclassified the assets and liabilities of the Held for Sale Business as held for sale on the Consolidated Balance Sheets and reported the results of the operations for the year ended December 31, 2020 as “(Loss) income from continuing operations, net of taxes” on the Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.

Additionally, the Company has included $15, $9, $10 and $24 in both “Net sales” and “Cost of sales” within the Company’s continuing operations for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and year ended December 31, 2018, respectively, which represents sales from the Company’s continuing operations to the Held for Sale Business that were previously eliminated in consolidation. These reclassifications had no impact on “Net (loss) income” in the Consolidated Statements of Operations for any of the periods presented.

Emergence from Chapter 11 and Fresh Start Accounting
As a result of the Company’s reorganization and emergence from Chapter 11 (as defined in Note 5) on the morning of July 1, 2019 (the “Effective Date”), the Company’s direct parent is Hexion Intermediate Holding 2, Inc. (“Hexion Intermediate”), a holding company and wholly owned subsidiary of Hexion Intermediate Holding 1, Inc., a holding company and wholly owned subsidiary of Hexion Holdings Corporation, the ultimate parent of Hexion (“Hexion Holdings” or “Parent”). Prior to its reorganization, the Company’s parent was Hexion LLC, a holding company and wholly owned subsidiary of Hexion Holdings LLC (now known as Hexion TopCo, LLC or “TopCo”), the previous ultimate parent entity of Hexion, which was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, Inc. and its subsidiaries, “Apollo”). On the Effective Date, the Company’s existing common stock were cancelled and 100 new shares of common stock were issued at a par value of $0.01 to the Company’s new direct parent Hexion Intermediate in accordance with the Plan (as defined in Note 5). See Note 5 for more information.
    The Company filed for Chapter 11 bankruptcy protection on April 1, 2019 (the “Petition Date”) and as the Company previously disclosed, based on its financial condition and its projected operating results, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings (see Note 5), that there was substantial doubt as to the Company’s ability to continue as a going concern as of the issuance of the Company’s 2018 Annual Report on Form 10-K. Since the Company’s emergence from Chapter 11 on July 1, 2019, based on its new capital structure, liquidity position and projected operating results, the Company expects to continue as a going concern for the next twelve months. See Note 5 for more information.
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
    As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Consolidated Financial Statements after the Effective Date are not comparable with the Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company on or before the Effective Date. Refer to Note 6 for more information.
Hexion Inc. | 67 | 2020 Form 10-K

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
    The Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019 included in this Annual Report on Form 10-K were prepared under the basis of accounting assuming that the Company will continue as a going concern, which contemplated continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.
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
The Company’s unconsolidated investments accounted for under the equity method of accounting include the following as of December 31, 2020:
•49.99% interest in Momentive UV Coatings (Shanghai) Co., Ltd, a joint venture that manufactures UV-curable coatings and adhesives in China;
•50% ownership interest in Hexion Shchekinoazot Holding B.V., a joint venture that manufactures forest products resins in Russia (see Note 4 for discussion of Russia JV within discontinued operations);
•50% ownership interest in Hexion Australia Pty Ltd, a joint venture which provides urea formaldehyde resins and other products to industrial customers in western Australia.
Foreign Currency Translations and Transactions—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company did not recognize a transaction gain or loss for the year ended December 31, 2020. The Company recognized transaction gains (losses) of $5, $(8) and $30 for the Successor period July 2, 2019 through December 31, 2019, the Predecessor periods January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively, which are included as a component of “Net (loss) income.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The effect of translation is included in “Accumulated other comprehensive loss.”
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and 2019, the Company had interest-bearing time deposits and other cash equivalent investments of $20 and $74, respectively. The Company’s restricted cash balances of $4 as of both December 31, 2020 and 2019, respectively represent deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits. These balances will remain restricted as long as the underlying exposures exist and are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents.”

Hexion Inc. | 68 | 2020 Form 10-K

Allowance for Doubtful Accounts—Under adoption of ASU 2016-13, the Company has updated its credit loss methodology to consider a broader range of reasonable and supportable information to determine its credit loss estimates. The Company utilizes a historical aging method disaggregated by portfolio segment of geographic region, and then the Company makes any necessary adjustments for current conditions and forecasts about future economic conditions for calculating its allowance for doubtful accounts. The Company evaluates each pooled receivables’ geographic region by differing regional industrial and economic conditions, overall end market conditions and groups of customers with similar risk profiles related to timing and uncertainty of future collections. If particular accounts receivable balances no longer display risk characteristics that are similar to other pooled receivables, the Company performs individual assessments of expected credit losses for those specific receivables. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected.

As of December 31, 2020, the Company’s allowance for doubtful accounts provision for expected credit losses reflected the current business conditions, forecasts of future economic conditions and the impacts related to the global business and market disruptions of the coronavirus disease 2019 (“COVID-19”) pandemic, in accordance with ASU 2016-13 (see Note 3 for more information) which did not result in an increase for the year. The Company’s current expectations and assumptions regarding its business, the economy and other future events and conditions are based on currently available financial, economic and competitive data and current business plans as of December 31, 2020. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors.

The Company recorded an allowance for doubtful accounts of $3 at both December 31, 2020 and 2019, to reduce accounts receivable to their estimated net realizable value. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. There were no write-offs or recoveries for the year ended December 31, 2020. Prior to adoption of ASU 2016-13, the Company’s policy for the allowance for doubtful accounts was estimated using factors such as customer credit ratings and past collection history.
Inventories—Inventories are stated at lower of cost or net realizable value using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity.
Deferred Expenses—Deferred debt financing costs are included in “Long-term debt” in the Consolidated Balance Sheets, with the exception of deferred financing costs related to revolving line of credit arrangements, which are included in “Other long-term assets” in the Consolidated Balance Sheets. These costs are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. Deferred debt financing costs included in “Long-term debt” in the Consolidated Balance Sheets were less than $1 at December 31, 2020.
During the year ended December 31, 2019, in connection with the application of fresh start accounting, any existing debt issuance costs were included in “Reorganization items, net” in the Consolidated Statements of Operations and there were no deferred debt financing costs included in “Long-term debt” in the Consolidated Balance Sheets as of December 31, 2019.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of properties (the range of estimated useful lives for buildings and machinery and equipment were 9 to 39 years and 1 to 20 years, respectively at December 31, 2020 and 2019). Assets under finance leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Property and equipment was recorded at its estimated fair value in connection with the application of fresh start accounting, resulting in the remeasurement of accumulated depreciation to zero as of July 1, 2019 (see Note 6. Depreciation expense was $131, $90, $40 and $86 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively. Additionally, for the year ended December 31, 2020 and 2018, $2 and $4, respectively, of accelerated depreciation was recorded as a result of shortening the estimated useful lives of certain long-lived assets related to planned facility rationalizations. There was no accelerated depreciation in the Successor period July 2, 2019 through December 31, 2019 or in the Predecessor period January 1, 2019 through July 1, 2019. Lastly, for the year ended December 31, 2020 and the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, “Capitalized expenditures” in the Consolidated Statements of Cash Flows were increased by $2, decreased by $8, increased by $7 and increased by $5, respectively, to reflect the change in invoiced but unpaid capital expenditures at each respective year-end as a non-cash investing activity.
Leases—The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2019. Under this method of adoption, there is no impact to the comparative Consolidated Statement of Operations and the Consolidated Balance Sheets. The Company also determined that there was no cumulative-effect adjustment to beginning retained earnings on the Consolidated Balance Sheet. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, “Leases”. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward its historical lease classification. The Company also elected the hindsight practical expedient to determine the lease term for existing leases.

Hexion Inc. | 69 | 2020 Form 10-K

The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised. Nearly all of the Company’s lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and non-lease components. See Note 13 for more information.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, tradenames, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill. Intangible assets with determinable lives are amortized on a straight-line basis over the legal or economic life of the assets, which range from 15 to 25 years (see Note 6 and Note 10).
As a result of the application of fresh start accounting the Company established $178 of Successor goodwill and $1,219 of Successor intangibles upon Emergence. Refer to Note 6 for additional information related to Emergence. The amount of goodwill and intangibles related to continuing operations is $164 and $1,079, respectively. Refer to Note 10 for additional information.
Impairment—The Company reviews property and equipment, leases and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows or other relevant observable measures. The Company tests goodwill for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the estimated fair value of each reporting unit with goodwill to its carrying value to determine if there is an indication that a potential impairment may exist.
Long-Lived Assets and Amortizable Intangible Assets
There were $16 long-lived asset impairments recorded during the year ended December 31, 2020 and there were no long-lived asset impairments for the Successor period July 2, 2019 through December 31, 2019 or the Predecessor period January 1, 2019 through July 1, 2019. During the year ended December 31, 2018, the Company recorded long-lived asset impairments of $28, which are included in “Asset impairments” in the Consolidated Statements of Operations (see Note 8 for more information).
Goodwill
The Company’s reporting units in continuing operations include epoxy, versatics and forest products. The Company’s reporting units are generally one level below the operating segments for which discrete financial information is available and reviewed by segment management. However, components of an operating segment can be aggregated as one reporting unit if the components have similar economic characteristics. The Company’s consolidated goodwill balance from continuing operations was $164 as of December 31, 2020, including $127 related to the forest products reporting unit, $36 related to the versatics reporting unit and $1 related to the epoxy reporting unit.
The Company tests goodwill annually for impairment of value or more frequently when potential impairment triggering events are present. The Company’s annual impairment testing date is October 1. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. The Company uses a weighted market and income approach to estimate the fair value of its reporting units. The market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique, and the income approach is based on a discounted cash flow model. The key assumptions and estimates utilized in the market and income approaches primarily include market multiples, discount rates and future levels of revenue growth and operating margins, and to a lesser extent, estimates and assumptions related to working capital investment, taxes, depreciation and amortization and capital spending projections. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment charge is recorded for the difference.
As of October 1, 2020 and 2019, the estimated fair value of each of the Company’s remaining reporting units was deemed to be in excess of the carrying amount of assets (including goodwill) and liabilities assigned to each reporting unit. The step-up of fixed and intangible asset values during fresh start accounting resulted in an increase of the carrying amounts of net assets for the Company’s reporting units that have goodwill, thereby reducing the amount of headroom between the fair value and carrying value of these reporting units. As a result, future unfavorable changes to business results and/or discounted cash flows for these reporting units are more likely to result in asset impairments.
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
Hexion Inc. | 70 | 2020 Form 10-K

Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments and fines. Legal fees are expensed as incurred (see Note 14).
Environmental Matters—Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 14).
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
Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. The Company adopted ASU 2014-09 as of January 1, 2018 utilizing a modified retrospective approach. A contract asset balance of $5 and $6 is recorded within “Other current assets” at December 31, 2020 and 2019, respectively, in the Consolidated Balance Sheet. Refer to Note 20 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
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
Turnaround Costs—The Company periodically performs procedures at its major production facilities to extend the useful life, increase output and efficiency and ensure the long-term reliability and safety of plant machinery (“turnaround” or “turnaround costs”). As a result of the application of fresh start accounting upon the Company’s emergence from Chapter 11, the Successor Company adopted an accounting policy to capitalize certain turnaround costs and amortize on a straight-line basis over the estimated period until the next turnaround. Costs for routine repairs and maintenance are expensed as incurred. Capitalized turnaround costs were $7 and $2 at December 31, 2020 and 2019 and are included in “Machinery and equipment” in the Consolidated Balance Sheets.
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. We also provide customer service through our technical staff as part of our research and development program to discover new applications and processes. All costs associated with research and development and technical services are charged to expense as incurred. Research and development and technical service expense was $38, $20, $21 and $43 for the year ended December 31, 2020, the Successor period ended July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.

Business Realignment Costs—The Company incurred “Business realignment costs” totaling $69, $22, $14 and $27 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively. These costs primarily included costs related to in-process cost reduction programs and certain in-process and recently completed facility rationalizations.
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
Hexion Inc. | 71 | 2020 Form 10-K

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

    The MTM adjustments were a loss of $4, loss of $5 and a gain of $13 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, and the year ended December 31, 2018, respectively, and are recognized in “Other non-operating (income) expense, net” in the Consolidated Statements of Operations. A MTM loss of $44 was recorded upon the Company’s emergence from bankruptcy (see Note 5 for more information) which was included within “Reorganization items, net” on the Consolidated Statement of Operations for the Predecessor period January 1, 2019 through July 1, 2019.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 17).
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
The Company monitors changes in tax laws and reflects the impact of tax law changes in the period of enactment. See Note 17 for additional information on how the Company recorded the impacts of the U.S. tax reform.
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
Stock-Based Compensation—All stock-based compensation activity relates to shares issued by Hexion Holdings, the ultimate parent of the Company. Stock-based compensation cost is measured at the grant date based on the fair value of the award which is amortized as expense over the requisite service period or derived service period on a graded-vesting basis. The expense is recorded net of forfeitures upon occurrence (see Note 16).
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

Hexion Inc. | 72 | 2020 Form 10-K

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
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2020 through the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain amounts in the Consolidated Financial Statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record the assets and liabilities of the Held for Sale Business and the results of operations as discontinued operations. See Note 4 for more information.
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
Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. The Company has accrued for those pre-closing obligations that it considers to be probable and reasonably estimable. The amounts recorded at December 31, 2020 and 2019 are not material.
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
    In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual and interim periods beginning after December 15, 2019. The Company adopted ASU 2016-13 prospectively on January 1, 2020 and the adoption had an immaterial impact on its consolidated financial statements.
Hexion Inc. | 73 | 2020 Form 10-K

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 will provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has adopted ASU 2020-04 and the initial adoption of this ASU did not have an impact on our consolidated financial statements.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the potential impact ASU 2019-12 will have on its consolidated financial statements.
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
The Company’s businesses have been designated by many governments as essential businesses and the Company’s operations have continued through December 31, 2020. While the Company has continued to operate during the pandemic, it did incur adverse financial impacts to its sales and profitability results during the year ended December 31, 2020 from COVID-19, primarily related to reduced volumes associated with the pandemic. The pandemic has impacted global economic conditions and lowered demand in many of the end use markets in which the Company operates such as automotive, aerospace, industrial products, oil and gas, construction and housing. The ultimate impact that COVID-19 will have on the Company’s future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.
The Coronavirus Aid, Relief, and Economic Security (the “CARES”) Act was enacted on March 27, 2020 in the U.S. The CARES Act includes several significant provisions, such as delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act, and estimated income tax payments. The Company does not currently expect the CARES Act to have a material impact on its financial results, including on its annual estimated effective tax rate but the Company delayed approximately $15 of certain income tax and non-income tax payments during 2020 and deferred an additional $5 of certain tax payments to future years. The Company continues to monitor and assess the CARES Act and similar legislation in the US and other jurisdictions where the Company operates which may impact the Company’s business and financial results.
Subsequent to December 31, 2020, the United States, and the global regions where the Company operates, continue to be affected by COVID-19. The Company is closely monitoring the COVID-19 pandemic on all aspects of its businesses and geographies, including the impact on its facilities, employees, customers, suppliers, vendors, business partners and distribution.

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

Hexion Inc. | 74 | 2020 Form 10-K

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

The Held for Sale Business produces phenolic specialty resins and engineered thermoset molding compounds used in applications that require extreme heat resistance and strength, such as after-market automotive and original equipment manufacturing (“OEM”) truck brake pads, filtration, aircraft components and foundry resins. The Business is also a significant producer of formaldehyde-based resins in Europe and merchant formaldehyde and formaldehyde derivatives in the Louisville and Acme plants, respectively. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium density fiberboard (“MDF”), particleboard and oriented strand board (“OSB”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Merchant formaldehyde and formaldehyde derivatives are intermediate ingredients that are used in a variety of durable and industrial products. The Business generated annual sales of approximately $500 in 2020 and was historically reported within the Adhesives reportable segment. The sale is subject to customary closing conditions, including European Works Council consultation, and is expected to close in the first quarter of 2021.

Until the closing date, the Company has agreed to operate the Held for Sale Business in the ordinary course. The Company has agreed to provide certain transitional services to the Buyers for a limited period of time following the closing.

As of December 31, 2020, the Company reclassified the assets and liabilities of the Held for Sale Business as held for sale on the Consolidated Balance Sheets and reported the results of the operations for the year ended December 31, 2020 as “(Loss) income from discontinued operations, net of tax” on the Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
The Held for Sale Business had $14 of goodwill at both December 31, 2020 and 2019, and $61 and $63 of other intangible assets at December 31, 2020 and 2019, respectively. Goodwill was allocated based on the relative fair value of the European-based Forest Products Resins businesses, included in the Held for Sale Business, which is part of the Company’s Forest Product Resins reporting unit. Other intangible assets were specifically identified based on customer relationships within the Company’s Forest Products Resins reporting unit that are associated with the Held for Sale Business.
As a result of entering into the Purchase Agreement, the Company recognized a pre-tax charge of $75 within discontinued operations, representing the difference between the fair value of the Held for Sale Business, less costs to sell, and the carrying value of net assets held for sale as of December 31, 2020. Fair value represents the expected net cash proceeds, excluding any future contingent proceeds, from the sale of the Held for Sale Business. The Company has made an accounting policy election to account for the initial and subsequent measurement of the future contingent proceeds, of up to $90, as a gain contingency. Under this model, any future contingent consideration is not recognized until all future conditions are met and the Company has earned the proceeds. The contingent proceeds are based on performance targets of the Held for Sale Business over each of the next three years, as specified in the Purchase Agreement. Thus, for purposes of this impairment analysis the fair value of the future contingent proceeds was not considered in determination of the disposal group impairment. Further, the Company concluded that the impairment of the Held for Sale Business assets did not represent an impairment triggering event for the Company’s continuing operations.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the Company’s Consolidated Balance Sheets:

	December 31, 2020	December 31, 2019
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$66	$49
Finished and in-process goods	18	21
Raw materials and supplies	17	18
Other current assets	12	11
Total current assets	113	99
Investment in unconsolidated entities	5	3
Deferred tax assets	2	—
Other long-term assets	7	11
Property, plant and equipment, net	310	297
Operating lease assets	13	12
Goodwill	14	14
Other intangible assets, net	61	63
Discontinued operations impairment	(75)	—
Total long-term assets	337	400
Total assets held for sale	$450	$499

Hexion Inc. | 75 | 2020 Form 10-K

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$52	$52
Income taxes payable	1	—
Accrued payroll	3	5
Current portion of operating lease liabilities	2	2
Other current liabilities	9	10
Total current liabilities	67	69
Long-term pension and post employment benefit obligations	36	29
Deferred income taxes	22	15
Operating lease liabilities	5	4
Other long-term liabilities	8	8
Total long-term liabilities	71	56
Total liabilities held for sale	$138	$125

In addition to the Held for Sale Business assets and liabilities classified as “held for sale” in the table above, the Company’s Consolidated Balance Sheets as of December 31, 2020 also includes $1 of current assets held for sale, noncurrent assets held for sale of $5, current liabilities associated with assets held for sale of $3 and noncurrent liabilities associated with assets held for sale of $3. These additional assets and liabilities classified as “held for sale” at December 31, 2020 are related to the Company’s other restructuring activities.

The following table shows the financial results of discontinued operations for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Major line items constituting pretax income of discontinued operations:
Net sales (1)	$493	$286	$309	$692
Cost of sales (exclusive of depreciation and amortization)(1)	412	245	263	600
Selling, general and administrative expense	42	15	17	34
Depreciation and amortization	26	17	9	19
Asset impairments	75	—	—	—
Business realignment costs	3	2	1	2
Other operating expense (income), net	—	1	(1)	(1)
Operating (loss) income	(65)	6	20	38
Reorganization items, net	—	—	(135)	—
Other non-operating expense, net	5	1	—	—
(Loss) income from discontinued operations before income tax, earnings from unconsolidated entities	(70)	5	155	38
Income tax expense (benefit)	1	1	21	9
(Loss) income from discontinued operations, net of tax	$(71)	$4	$134	$29
Earnings from unconsolidated entities, net of tax	2	—	1	(1)
Net (loss) income attributable to discontinued operations	$(69)	$4	$135	$28
(1)    The Held for Sale Business has included $4, $5, $2 and $9 in both “Net sales” and “Cost of sales” within the discontinued operations for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019 and the Predecessor periods January 1, 2019 through July 1, 2019 and year ended December 31, 2018, respectively, which represents sales from the Held for Sale Business to the Company’s continuing operations that were previously eliminated in consolidation. These reclassifications had no impact on “Net (loss) income” in the Consolidated Statements of Operations for any of the periods presented.

Equity Method Investments

The Company's 50% ownership interest in the Russia JV, accounted for using the equity method of accounting, is included in the Held for Sale Business. Summarized financial data for the Russia JV are shown in the following tables:

	December 31, 2020	December 31, 2019
Current assets	$7	$9
Non-current assets	1	1
Current liabilities	2	11
Non-current liabilities	6	12
Hexion Inc. | 76 | 2020 Form 10-K

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Net sales	$32	$14	$18	$43
Gross profit	12	3	4	7
Pre-tax income	5	1	2	2
Net income	4	—	2	2

5. Emergence from Chapter 11 Bankruptcy
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
    DIP ABL Facility
    In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, Holdings, the Company and certain of its subsidiaries (collectively, the “Borrowers”), the lenders party thereto, JPMorgan, as administrative agent, and JPMorgan, as collateral agent (the “DIP ABL Collateral Agent” and together with the DIP Term Loan Facility, the “ DIP Credit Facilities”), entered into an amended and restated senior secured debtor-in-possession asset-based revolving credit agreement, which was further amended on May 10, 2019 (the “DIP ABL Facility”), which amended and restated the Company’s Predecessor ABL Facility among Holdings, the Company, the Borrowers, the lenders party thereto, JPMorgan, as administrative agent, and JPMorgan, as collateral agent. As of June 30, 2019, the Company had no outstanding borrowings under the DIP ABL Facility and the DIP ABL Facility was terminated upon consummation of the Plan by the Company on July 1, 2019.
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

Hexion Inc. | 77 | 2020 Form 10-K

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
    On or following the Effective Date, and pursuant to the terms of the Plan, the following occurred:
•The restructuring of the Debtors’ pre-petition funded debt obligations with the proceeds of $1,658 in new long-term debt (“New Long-term Debt”) (see Note 12);
• A $300 Rights Offering for new common equity of Hexion Holdings;
•A percentage of the Rights Offering was issued in the form of warrants (“New Warrants”), these warrants represented 15% of the Rights Offering which are exercisable for shares of Common Stock, issued by Hexion Holdings under the Plan, and referred to as New Warrants under the Plan (together with New Common Stock, “Registrable Securities”);
•Certain of the Debtors entered into the $350 ABL Facility (the “ABL Facility) (see Note 12) ;
•General unsecured claims being paid in full or otherwise continuing unimpaired;
•Holders of claims with respect to the 1L Notes received their pro rata share of (a) cash in the amount of $1.450 billion (less the sum of adequate protection payments paid on account of the 1L Notes during the Chapter 11 cases), (b) 72.5% of new common equity of Hexion Holdings (“New Common Equity”) (subject to the Agreed Dilution), and (c) 72.5% of the rights to purchase additional New Common Equity pursuant to the Rights Offering. The dilution of the New Common Equity (“the Agreed Dilution”) resulted from the Rights Offering and the Management Incentive Plan, as defined in the Plan. 10% of the fully-diluted equity of Hexion Holdings is to be reserved for grant to key members of management and independent, non-employee members of the Board of Directors, (see Note 14 for further details on the Management Incentive Plan);
Hexion Inc. | 78 | 2020 Form 10-K

•Holders of claims with respect to the 1.5L Notes, 2L Notes, and Unsecured Notes received their pro rata share of (a) 27.5% of the New Common Equity (subject to the Agreed Dilution) and (b) 27.5% of the rights to purchase additional New Common Equity pursuant to the Rights Offering;
•Holders of equity interests (i.e., any class of equity securities) in TopCo received no distributions and all such Equity Interests being cancelled;
•Reorganized Hexion issuing a $2.5 settlement note to the Consenting Sponsors; and
•Appointment of a new board of directors.

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

    The New Warrants do not entitle the holder or group of holders of the New Warrants to any voting rights, dividends or other rights as a shareholder of the Company prior to exercise of the held New Warrants. If any shares of common stock are listed on a trading market, Hexion Holdings shall use its reasonable best efforts to cause the New Warrants shares issued upon exercise of these New Warrants to also be listed on such trading market, in accordance with the Warrant Agreement.

    Registration Rights Agreement

    On the Effective Date, Hexion Holdings entered into a registration rights agreement with certain of its shareholders (the “Registration Rights Agreement”).

    Under the Registration Rights Agreement, upon delivery of a written notice by one or more shareholders holding, individually or in the aggregate, at least a majority of the outstanding Registrable Securities and New Warrants, voting together (as if such New Warrants had been exercised), Hexion Holdings is required to file a registration statement and effect an initial public offering and listing of its common stock, so long as the total offering size is at least $100 (a “Qualified IPO”).
    Hexion Holdings is also required to file a registration statement at any time following 180 days after the closing of a Qualified IPO upon the delivery of a written notice by one or more shareholders proposing to sell, individually or in the aggregate, at least $50 of Registrable Securities. In addition, under the Registration Rights Agreement, Hexion Holdings is required to file a shelf registration statement as soon as practicable following the closing of a Qualified IPO to register the resale, on a delayed or continuous basis, of all Registrable Securities that have been timely designated for inclusion by the holders (specified in the Registration Rights Agreement). Any individual holder or holders of our outstanding common stock party thereto can demand up to four “shelf takedowns” in any 12-month period which may be conducted in underwritten offerings so long as the total offering size is at least $50. Furthermore, each shareholder party to the Registration Rights Agreement has unlimited piggyback registration rights with respect to underwritten offerings, subject to certain exceptions and limitations.
Hexion Inc. | 79 | 2020 Form 10-K

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
6. Fresh Start Accounting
    Upon Emergence, the Company applied fresh start accounting, in accordance with ASC 852, to its financial statements because (i) the holders of existing voting shares of the Predecessor Company prior to its emergence received less than 50% of the voting shares of the Successor Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the plan of reorganization was less than the post-petition liabilities and allowed claims. Fresh start accounting was applied to the Company’s consolidated financial statements upon Emergence.
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

Hexion Inc. | 80 | 2020 Form 10-K

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
    The following table reconciles the enterprise value (including both continuing and discontinued operations) to the estimated reorganization value as of the Effective Date:

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

Hexion Inc. | 81 | 2020 Form 10-K

Condensed Consolidated Statement of Financial Position
The following balance sheet illustrates the impacts of the implementation of the Plan and the application of fresh start accounting, which results in the opening balance sheet of the Successor Company. The Company has reclassified assets and liabilities of the Held for Sale Business and the results of discontinued operations in the table below.

As of July 1, 2019 (in millions, except share data)	Predecessor Company	Reorganization Adjustments(a)		Fresh Start Adjustments(q)		Successor Company
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $15)	96	$29	(b)	$—		$125
Accounts receivable (net of allowance for doubtful accounts of $16 and $0, respectively)	421	—		6	(r)	427
Inventories:
Finished and in-process goods	221	—		27	(s)	248
Raw materials and supplies	89	—		—		89
Current assets held for sale	132	—		2	(aa)	134
Other current assets	56	2	(c)	—		58
Total current assets	1,015	31		35		1,081
Investment in unconsolidated entities	20	—		(6)	(t)	14
Deferred tax assets	—	12	(d)	(3)	(u)	9
Other long-term assets	34	4	(e)	(1)	(v)	37
Property and equipment:
Land	69	—		11	(w)	80
Buildings	228	—		(118)	(w)	110
Machinery and equipment	1,948	—		(837)	(w)	1,111
	2,245	—		(944)		1,301
Less accumulated depreciation	(1,559)	—		1,566	(w)	7
	686	—		622		1,308
Operating lease assets	89	—		33	(x)	122
Goodwill	83	—		81	(y)	164
Other intangible assets, net	17	—		1,138	(z)	1,155
Noncurrent assets held for sale	187	—		$215	(aa)	$402
Total assets	$2,131	$47		$2,114		$4,292
Liabilities and Deficit
Current liabilities:
Accounts payable	$247	$49	(a)	$—		$296
Debt payable within one year	438	(343)	(f)	2	(ab)	97
Interest payable	7	(5)	(g)	—		2
Income taxes payable	5	11	(h)	—		16
Accrued payroll and incentive compensation	32	—		—		32
Current liabilities associated with assets held for sale	69	—		1	(aa)	70
Current portion of operating lease liabilities	19	—		6	(x)	25
Financing fees payable	104	(104)	(i)	—		—
Other current liabilities	101	5	(j)	—		106
Total current liabilities	1,022	(387)		9		644
Long-term liabilities:
Liabilities subject to compromise	3,664	(3,664)	(k)	—		—
Long-term debt	90	1,622	(l)	21	(ab)	1,733
Long-term pension and post employment benefit obligations	160	33	(a)	39	(ac)	232
Deferred income taxes	11	1	(m)	148	(ad)	160
Operating lease liabilities	70	—		17	(x)	87
Other long-term liabilities	149	72	(n)	(6)	(r)	215
Noncurrent liabilities associated with assets held for sale	46	—		20	(aa)	66
Total liabilities	5,212	(2,323)		248		3,137
Hexion Inc. | 82 | 2020 Form 10-K

As of July 1, 2019 (in millions, except share data)	Predecessor Company	Reorganization Adjustments(a)		Fresh Start Adjustments(q)		Successor Company
Equity (Deficit)
Common stock (Successor)	—	—	(o)	—		—
Paid-in capital (Successor)	—	1,156	(o)	—		1,156
Common stock (Predecessor)	1	(1)	(p)	—		—
Paid-in capital (Predecessor)	526	(526)	(p)	—		—
Treasury stock (Predecessor), at cost—88,049,059 shares at December 31, 2018	(296)	296	(p)	—		—
Accumulated other comprehensive loss	(26)	—		26	(ae)	—
Accumulated deficit	(3,285)	1,445	(p)	1,840	(ae)	—
Total Hexion Inc. equity (deficit)	(3,080)	2,370		1,866		1,156
Noncontrolling interest	(1)	—		—		(1)
Total equity (deficit)	(3,081)	2,370	(o)	1,866		1,155
Total liabilities and equity (deficit)	$2,131	$47		$2,114		$4,292
Reorganization Adjustments
(a)    The reorganization adjustments column reflects adjustments related to the consummation of the Plan, including the settlement of liabilities subject to compromise and related payments, other distributions of cash, issuance of new shares of common stock and the cancellation of the common equity of the Predecessor Company, as discussed in Note 5.
    The following is a calculation of the total pre-tax gain on the settlement of the liabilities subject to compromise:

Liabilities subject to compromise (“LSTC”) (see (k) below)	$3,664
Repayment of 1st Lien Notes	(1,383)
Liabilities reinstated at emergence:
Accounts payable	(49)
Pension and other post employment benefit obligations	(33)
Other current liabilities	(18)
Other long-term liabilities	(32)
Total liabilities reinstated at emergence	(132)
Fair value of equity issued in exchange for debt:
Fair value of equity	(1,156)
Less: Proceeds from Rights Offering	300
Total fair value of equity issued in exchange for debt	(856)
Gain on settlement of LSTC	$1,293
(b)    Reflects the net cash received as of the Effective Date from implementation of the Plan:

Sources:
Proceeds from the Rights Offerings	$300
Proceeds from the Senior Notes	450
Proceeds from the Senior Secured Term Loan	1,196
Release of utility deposit	1
Total sources	1,947
Uses:
Repayment of 1st Lien Notes	(1,383)
Repayment of DIP Term Loan Facility	(350)
Repayment of DIP Term Loan interest	(5)
Debt and Equity Backstop premiums	(104)
Financing fees	(19)
Success fees at emergence	(31)
Other professional fees	(26)
Total uses	(1,918)
Net cash received	$29
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
Hexion Inc. | 83 | 2020 Form 10-K

(f)    Reflects the adjustments made on the Effective Date to repay $350 in outstanding DIP Term Loans and to incur $7 for the current portion of the new Senior Secured Term Loan (see Note 12).
(g)    On the Effective Date, the Company repaid $5 of accrued unpaid interest on the DIP Term Loan Facility.
(h)    Reflects the adjustment to record income taxes payable as a result of reorganization.
(i)    On the Effective Date, the Company paid $24 of Equity Backstop premiums to the parties participating in the Rights Offering and $80 of Debt Backstop premiums. See Note 5 for more information.
(j)    Represents $18 of other current liabilities that were reclassified from “Liabilities subject to compromise” and $13 of other current liabilities incurred as a result of emergence offset by $26 of professional fees paid at emergence.
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
    The following table summarizes pre-petition liabilities that are classified as “Liabilities subject to compromise” in the Consolidated Balance Sheets:

June 30, 2019
Debt	$3,420
Interest payable	99
Accounts payable	49
Environmental reserve	43
Pension and other post employment benefit obligations	33
Dividends payable to parent	13
Other	7
Total	$3,664
(l)    Represents the issuance of the new Senior Term Loan due 2026 of $1,208 and the new Senior Secured Notes due 2027 of $450 offset by $12 of debt discounts and $17 of debt issuance costs of which $7 is classified as “Debt due within one year” on the Consolidated Balance Sheets. The term loan and notes were recorded at estimated fair value, which was determined based on a market approach utilizing current yield.
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
(p)    Reflects the cumulative impact of the reorganization adjustments discussed above:

Continuing Operations
Gain on settlement of LSTC	$1,293
Success and other fees recognized at emergence	(39)
Net gain on reorganization adjustments(1)	1,254
Tax impact on reorganization adjustments	(40)
Cancellation of Predecessor common stock	1
Cancellation of Predecessor additional paid-in capital	526
Cancellation of Predecessor treasury stock	(296)
Net impact to Accumulated Deficit	1,445
(1)The net gain on reorganization adjustments has been included in “Reorganization items, net” in the Consolidated Statements of Operations.

Hexion Inc. | 84 | 2020 Form 10-K

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
(w)    Reflects the adjustments made to record property, plant and equipment at its estimated fair value and eliminate Predecessor accumulated depreciation. Depreciable lives were also revised to reflect the remaining estimated useful lives of the related property, plant and equipment, which range from 1 to 39 years. Fair value was determined as follows:
•The market, sales comparison or trended cost approach was utilized to estimate fair value for land and buildings. This approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price.
•The cost approach was utilized to estimate fair value for machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current market prices, with adjustments in value for physical deterioration and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors.
    Depreciable lives were revised to reflect the remaining estimated useful lives as follows (in years):

Buildings	9 to 39 years
Machinery and equipment	1 to 20 years
(x)    Reflects $24 of adjustments made to bring the right-of-use operating leased assets, exclusive of $1 related to the Held of Sale Business, and their associated liabilities to fair value utilizing an average discount rate of approximately 6% and to record favorable leasehold interests of $9, exclusive of $5 related to the Held for Sale Business, which were valued using a rental analysis approach based on (i) fair market rent was determined based on rates for facilities comparable to the Company’s properties, (ii) discount rates ranging from 8.0% to 12.0%, which were based on the after-tax WACC; and (iii) market rental growth rates ranging from 0.0% to 5.0%.
(y)    Reflects the adjustments made to record the elimination of the Predecessor goodwill balance of $83, exclusive of $25 related to the Held for Sale Business, and to record the Successor goodwill of $164, exclusive of $14 related to the Held for Sale Business, which represents the reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets.
(z)    Reflects the adjustments made to eliminate the Predecessor Company’s other intangible assets of $17, exclusive of $7 related to the Held for Sale Business, and to record $1,155, exclusive of $64 related to the Held for Sale Business, in estimated fair value of Successor other intangible assets. Fair value was comprised of the following:
•Customer related intangible assets of $904, exclusive of $64 related to the Held for Sale Business, were valued using the multi-period excess earnings income approach based on the following significant assumptions;
i.Forecasted net sales and profit margins attributable to the current customer base through the applicable economic useful life;
ii.Attrition rates ranging from 0.5% to 5.0%;
iii.Discount rates ranging from 13.0% to 17.5%, which were based on the after-tax WACC; and
iv.Economic lives of 20 to 25 years.

•Trademarks of $141 were valued using the relief from royalty income approach based on the following significant assumptions:
i.Forecasted net sales attributable to the trademarks through the applicable economic useful life;
ii.Royalty rates ranging from 0.2% to 2.0% of expected net sales determined with regard to comparable market transactions and profitability analysis;
iii.Discount rates ranging from 11.0% to 16.5%, which were based on the after-tax weighted average cost of capital (“WACC”); and
Hexion Inc. | 85 | 2020 Form 10-K

iv.Economic lives ranging from 15 to 20 years.
•Technology based intangible assets of $110 were valued used the relief from royalty income approach based on the following significant assumptions:
i.Forecasted net sales attributable to the respective technologies through the applicable economic useful life;
ii.Royalty rates ranging from 0.5% to 2.25% of expected net sales determined with regard to expected cash flows of respective technologies and the overall importance of respective technologies to product offering
iii.Discount rates ranging from 11.0% to 16.5%, which were based on the after-tax WACC; and
iv.Economic lives of 15 years.
(aa)     Reflects the fresh start accounting adjustments related to the Held for Sale business:

Discontinued Operations
Finished and in-process goods	$2
Total current assets held for sale	2

Investment in unconsolidated companies	3
Deferred tax assets	(1)
Other long-term assets	3
Property and equipment, net	158
Operating lease assets (See endnote X)	6
Goodwill (See endnote Y)	(11)
Other intangible assets (See endnote Z)	57
Total noncurrent assets held for sale	215

Current portion of operating lease liabilities (See endnote X)	1
Current liabilities associated with assets held for sale	1

Long-term pension and post employment benefit obligations	5
Deferred income taxes	15
Noncurrent liabilities associated with assets held for sale	20
(ab)    Reflects the adjustments made to bring various sale-leaseback financing arrangements to fair value and to revalue debt obligations.
(ac)    Reflects the remeasurement of the Predecessor Company’s pension liabilities. The increase in pension liabilities was driven by reductions in discount rates and changes in other actuarial assumptions as of the Effective Date, primarily impacting our unfunded German pension plans.
(ad)    Represents the deferred tax liability impact of the fresh start adjustments, resulting primarily from the book adjustment made to foreign property, plant, and equipment and intangibles that increased the future taxable temporary differences recorded.
(ae)    Reflects the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive income:

	Continuing Operations	Discontinued Operations	Total Hexion
Establishment of Successor goodwill	$164	$14	$178
Elimination of Predecessor goodwill	(83)	(25)	(108)
Establishment of Successor other intangible assets	1,155	64	1,219
Elimination of Predecessor other intangible assets	(17)	(7)	(24)
Inventory fair value adjustments	27	2	29
Property, plant and equipment fair value adjustment	622	158	780
Pension liability fair value adjustment	(39)	(5)	(44)
Other assets and liabilities fair value adjustment	(8)	11	3
Elimination of Predecessor Company accumulated other comprehensive income	51	(77)	(26)
Net gain on fresh start adjustments(1)	1,872	135	2,007
Tax impact on fresh start adjustments	(151)	(16)	(167)
Net impact on accumulated deficit	1,721	119	1,840
(1)The net gain on fresh start adjustments has been included in “Reorganization items, net” in the Consolidated Statements of Operations.
Hexion Inc. | 86 | 2020 Form 10-K

7. Reorganization Items, Net
    Incremental costs incurred directly as a result of the Bankruptcy Petitions, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments are classified as “Reorganization items, net” in the Consolidated Statements of Operations. The following table summarizes reorganization items:

	January 1, 2019 through July 1, 2019
	Continuing Operations	Discontinued Operations
Net gain on reorganization adjustments (see Note 6)	$(1,254)	$—
Net gain on fresh start adjustments (see Note 6)	(1,872)	(135)
Financing fees	104	—
Professional fees	39	—
DIP ABL Facility fees	13	—
Total	$(2,970)	$(135)
8. Asset Impairments
During the first quarter of 2020, the Company indefinitely idled certain assets within its Adhesives segment. These represented triggering events resulting in impairment evaluations of the fixed assets within both the oilfield and phenolic specialty resins asset groups. As a result, asset impairments totaling $16 were recorded in “Asset impairments” in the Consolidated Statements of Operations during the year ended December 31, 2020. See Note 4 for discussion of the discontinued operations impairment charge recorded in 2020.
During the first quarter of 2018, the Company indefinitely idled an oilfield manufacturing facility within its Adhesives segment, and production was shifted to another facility within the oilfield manufacturing group. This represented a triggering event resulting in an impairment evaluation of the fixed and intangible assets within the U.S. oilfield asset group. As a result, an asset impairment of $20 was recorded in the first quarter of 2018 related to the fixed assets at the idled manufacturing facility. In addition, the remaining U.S. oilfield asset group was evaluated for impairment utilizing a discounted cash flow approach, resulting in an additional impairment of $5 that was recorded during the first quarter of 2018 related to an existing customer relationship intangible asset. Overall, the Company incurred $25 of total impairment related to these assets, which is included in “Asset impairments” in the Consolidated Statements of Operations for the year ended December 31, 2018.
9. Related Party Transactions
Transactions with Apollo
    As of the Company’s emergence from bankruptcy on July 1, 2019, Apollo is no longer a related party to the Company. The disclosures below are through July 1, 2019 and only reflect the time period when Apollo was a related party. Sales to various Apollo affiliates were $1 and $2 for the Predecessor period January 1, 2019 through July 1, 2019 and for the year ended December 31, 2018. There were no purchases during the Predecessor period January 1, 2019 through July 1, 2019 and for the year ended December 31, 2018.
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
Transactions with MPM
    As of May 15, 2019, MPM was no longer under the common control of Apollo and, accordingly, is no longer a related party to the Company. During the year ended December 31, 2018, the Company sold less than $1 of products to MPM. There were no products sold to MPM during the Predecessor period January 1, 2019 through July 1, 2019. During the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, the Company earned less than $1 from MPM as compensation for acting as distributor of products and had purchases of $10 and $32, respectively.

Hexion Inc. | 87 | 2020 Form 10-K

Shared Services Agreement
The Company previously held a shared services agreement with MPM (the “Shared Services Agreement”). Under this agreement, the Company provided to MPM, and MPM provided to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. On March 14, 2019, MPM terminated the Shared Services Agreement, which triggered a transition period for the parties to work together to facilitate an orderly transition of services. The transition of services was completed on September 1, 2020. During the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, the Company incurred approximately $15 and $28, respectively, of net costs for shared services and MPM incurred approximately $14 and $21 of net costs for shared services. Included in the net costs incurred during the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018 were net billings from Hexion to MPM of $11 and $14, respectively.
Other Transactions and Arrangements
In March 2020, the Company entered into a $10 short term affiliate loan with its Parent at a 0% interest rate to fund Parent share repurchases. In June 2020, the Company made a $10 non-cash distribution to its Parent treated as a return of capital to settle this affiliate loan. The Company made an additional $3 return of capital distribution to its Parent to fund additional Parent share repurchases in December 2020. This return of capital reduced “Paid-in capital” in the Consolidated Balance Sheet at December 31, 2020.
The Company sells products and provides services to, and purchases products from, its other joint ventures which are accounted for under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Sales to joint ventures(1)(2)	$2	$2	$2	$9
Purchases from joint ventures(2)	1	2	2	6
(1)Sales to joint ventures includes sales to the Russia JV of $1, $1, $1, and $7 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, which are included in the Held for Sale Business.
(2)There were no sales to joint ventures or purchases from joint ventures for the Predecessor period July 1, 2019.

	December 31, 2020	December 31, 2019
Accounts receivable from joint ventures(1)	$ <1	$1
Accounts payable to joint ventures	—	<1
(1)    Accounts receivable from joint ventures is mostly comprised of receivables from the Russia JV included in the Held for Sale Business. Accounts receivable from the Company’s other joint ventures was less than $1 for both December 31, 2020 and 2019.
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $4 and $7 as of December 31, 2020 and 2019, respectively, from the Russia JV. This loan receivable has been included in “Long-term assets held for sale” within the Consolidated Balance Sheets.
10. Goodwill and Intangible Assets
In connection with the Company’s emergence from Chapter 11 and application of fresh start accounting, the excess of reorganization value over the fair value of identified tangible and intangible assets of $178 was recorded as goodwill as of July 1, 2019. The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31, 2020 and 2019:

	2020				2019
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Adhesives(1)	$127	$—	$—	$127	$127	$—	$—	$127
Coatings and Composites	37	—	—	37	37	—	—	37
Total	$164	$—	$—	$164	$164	$—	$—	$164
(1)Excludes $14 of goodwill in the Adhesives segment associated with the Held for Sale Business at both December 31, 2020 and 2019 (See Note 4).
Hexion Inc. | 88 | 2020 Form 10-K

The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2020 and 2019 are as follows:

	Adhesives(3)	Coatings and Composites	Total
Predecessor
Goodwill balance at December 31, 2018	$43	$41	$84
Divestitures	—	—	—
Foreign currency translation	(1)	—	(1)
Goodwill balance at June 30, 2019	42	41	83
Elimination of Predecessor Goodwill	(42)	(41)	(83)
Goodwill balance at July 1, 2019	—	—	—
Recording of Successor Goodwill(1)	127	37	164
Successor
Goodwill balance at July 2, 2019	$127	$37	$164
Adjustments(2)	—	—	—
Goodwill balance at December 31, 2019	$127	$37	$164
Adjustments(2)	—	—	—
Goodwill balance at December 31, 2020	$127	$37	$164
(1)Recording of the Successor Company goodwill in accordance with the application of fresh start accounting. Refer to Note 6 for more details.
(2)There were no foreign currency adjustments nor impairments related to Successor Company goodwill for the year ended December 31, 2020 and the Successor period July 2, 2019 through December 31, 2019.
(3)Excludes $14 at both December 31, 2020 and 2019 and $25 at both June 30, 2019 and December 31, 2018 related in the Held for Sale Business (See Note 4).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31, 2020 and 2019:

	Gross Carrying Amount	Accumulated Foreign Exchange	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Foreign Exchange	Accumulated Amortization	Net Book Value
	2020				2019
Customer relationships(1)	$903	$5	$(61)	$847	$903	$(3)	$(19)	$881
Trademarks	141	2	(12)	131	141	—	(3)	138
Technology	110	2	(11)	101	110	—	(4)	106
Total	$1,154	$9	$(84)	$1,079	$1,154	$(3)	$(26)	$1,125

(1)Excludes net book value of $61 and $63 at December 31, 2020 and 2019, respectively, related to the Held of Sale Business (See Note 4).
On July 1, 2019, as part of the application of fresh start accounting, the Company’s existing intangible assets were eliminated and new intangible assets were established at their estimated fair value as of July 1, 2019. New intangible assets were established for customer relationships, trademarks, and technology. See Note 6 for more information.
Total intangible amortization expense related to continuing operations for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018 was $58, $26, $3 and $9, respectively.
Estimated annual intangible amortization expense for 2021 through 2025 is as follows:

2021	$58
2022	58
2023	58
2024	58
2025	58

Hexion Inc. | 89 | 2020 Form 10-K

11. Fair Value
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
Recurring Fair Value Measurements
As of December 31, 2020, the Company had derivative liabilities related to foreign exchange, electricity and natural gas contracts of $1, which were measured using Level 2 inputs, and consist of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At December 31, 2020 and 2019, no adjustment was made by the Company to reduce its derivative liabilities for nonperformance risk.
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
On October 10, 2019, the Company executed an interest rate swap syndication agreement with Credit Suisse International where Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, beginning January 1, 2020 through January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the Company’s variable rate Senior Secured Term Loan denominated in USD ($701 at December 31, 2020.) The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge for hedge accounting under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). For the Hedge, the Company recorded changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to the Consolidated Statement of Operations in the same period that the hedged transaction affects net (loss) income and in the same Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
The following tables summarize the Company’s derivative financial instrument designated as a hedging instrument:

		December 31, 2020		December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Asset
Derivatives designated as hedging instruments
Interest Rate Swap	Other current (liabilities)/assets	$300	$(15)	$300	$3
Total derivatives designated as hedging instruments			$(15)		$3

	Amount of (Loss) Gain Recognized in OCI on Derivatives, net of tax
	Successor		Predecessor
Derivatives designated as hedging instruments	Year ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019
Interest Rate Swaps
Interest Rate Swap	$(18)	$2	$—
Total	$(18)	$2	$—
    During the year ended December 31, 2020, the Company reclassified a loss of $2 from OCI to “Interest expense, net” on the Consolidated Statement of Operations related to the settlement of a portion of the Hedge.
Hexion Inc. | 90 | 2020 Form 10-K

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2020
Debt	$1,792	$—	$1,767	$55	$1,822
December 31, 2019
Debt	$1,785	$—	$1,751	$64	$1,815
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
12. Debt Obligations
    Debt outstanding at December 31, 2020 and 2019 is as follows:

	December 31, 2020		December 31, 2019
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facility:
ABL Facility	$—	$—	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $6 and $7 of unamortized debt discount at December 31, 2020 and 2019, respectively)	701	7	708	7
Senior Secured Term Loan - EUR due 2026 (includes $4 of unamortized debt discount at December 31, 2020 and 2019)	515	—	473	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	450	—
Other Borrowings:
Australia Facility due 2021 at 4.0% and 3.9% at December 31, 2020 and 2019, respectively	—	30	27	4
Brazilian bank loans at 10.2% and 9.2% at December 31, 2020 and 2019, respectively	2	22	7	34
Lease obligations(1)	42	14	50	14
Other at 3.9% and 5.0% at December 31, 2020 and 2019, respectively	—	9	—	11
Total(2)	$1,710	$82	$1,715	$70
(1)Lease obligations include finance leases and sale leaseback financing arrangements.
(2)The foreign exchange translation impact of the Company’s foreign currency denominated debt instruments was an increase of $46 and a decrease of $10 as of December 31, 2020 and 2019, respectively.

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
    Additionally, the owners of the 1.5L Notes, 2L Notes, and Unsecured Notes received their pro rata share of (a) 27.5% of the New Common Equity (subject to the Agreed Dilution) and (b) 27.5% of the rights to purchase additional New Common Equity pursuant to the Rights Offering. See Note 5 for more information.
In connection with the filing of the Bankruptcy Petitions, on April 3, 2019, as described in Note 5 the proceeds of the DIP Term Loan Facility were used in part to repay in full the outstanding obligations under the Company’s existing asset-based revolving credit agreement ABL Facility.

Hexion Inc. | 91 | 2020 Form 10-K

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
The borrowing base is, at any time of determination, an amount (net of reserves) equal to the sum of:
•in the case of the borrowing base for the Company’s U.S., U.K., Dutch and Canadian subsidiaries, 85% of the amount of eligible receivables (or 90% of the amount of “investment grade” eligible receivables) (including trade receivables), plus
•in the case of the borrowing base for the Company’s U.S., U.K., Dutch and Canadian subsidiaries, the lesser of (i) 70% of the amount of eligible inventory and (ii) 85% of the net orderly liquidation value of eligible inventory, plus
•in the case of the borrowing base for the Company’s U.K., Dutch, Canadian and German subsidiaries, the lesser of (i) the sum of (a) 80% of the amount of eligible machinery and equipment appraised on a net orderly liquidation basis and (b) 75% of the appraised fair market value of eligible real property of the loan parties in Canada, England and Wales, the Netherlands and Germany and (ii) the lesser of (x) 20% of the total commitments and (y) 20% of the borrowing base of the borrowers without giving effect to the additional borrowing base from the eligible machinery and equipment and eligible real property, plus
•in the case of the borrowing base for the Company’s U.S. and Canadian subsidiaries, 100% of unrestricted cash, in each case held in an account subject to the springing control of the agent; provided, that the cash component of the borrowing base shall not constitute more than the lesser of (x) 15.0% of the total commitments and (y) 15.0% of the borrowing base of the borrowers (calculated prior to giving effect to such limitation).
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
    In addition, the ABL Facility requires the Company to maintain a minimum fixed charge coverage ratio at any time when the excess availability is less than the greater of (x) $30 and (y) 10.0% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. In that event, the Company must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company was in compliance with all ABL Facility provisions as of December 31, 2020 and 2019.

Hexion Inc. | 92 | 2020 Form 10-K

New Senior Secured Term Loan Facility
    Additionally, in connection with the completion of the Plan, on July 1, 2019, the Company and Hexion International Cooperatief U.A., a company organized under the laws of the Netherlands (the “Dutch Term Loan Borrower” and, together with the Company, the “Term Loan Borrowers”), entered into a senior secured term loan facility with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Term Loan Facility”), which consists of (i) a USD denominated tranche in an aggregate principal amount of $725 (“Senior Secured Term Loan - USD”) borrowed by the Company and (ii) a EUR denominated tranche in an aggregate principal amount of €425 (“Senior Secured Term Loan - EUR”) borrowed by the Dutch Term Loan Borrower (the Senior Secured Term Loans together with the ABL Facility represent the “Credit Facilities”). In addition, the Company may request one or more incremental facilities in an aggregate amount up to the sum of $425 and amounts that may be incurred pursuant to certain leverage and coverage ratios.
    The Term Loan Facility will mature on July 1, 2026 and bears interest based on (i) in the case of the USD tranche, at the Company’s option, an adjusted LIBOR rate or an alternate base rate, in each case plus an applicable margin equal to 3.50% or, in the case of the alternate base rate, 2.50% and (ii) in the case of the EUR tranche, EURIBOR plus an applicable margin equal to 4.00%. As of December 31, 2020, the effective interest for the Company’s Term Loan Facility on the USD tranche and EUR tranche was 3.73% and 4.00%, respectively, and the effective interest rate as of December 31, 2019 for the Company’s Term Loan Facility on USD tranche and EUR tranche was 5.82% and 4.00%, respectively.
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
    The Credit Facilities contain among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. The Credit Facilities also contain certain other customary affirmative covenants and events of default. If the Company fails to perform its obligations under these and other covenants, the Credit Facilities could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Facilities could be declared immediately due and payable. There were no covenant violations or events of default as of December 31, 2020 or 2019.
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
Hexion Inc. | 93 | 2020 Form 10-K

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
Other Borrowings
The Company’s Australian Term Loan Facility has a variable interest rate equal to the 90 day Australian or New Zealand Bank Bill Rates plus an applicable margin. The agreement also provides access to a $7 revolving credit facility of which there were no outstanding borrowings at December 31, 2020 and $1 at December 31, 2019. In February 2021, the Company extended its Australian Term Loan Facility through February 2026.
The Brazilian bank loans represent various bank loans, primarily for working capital purposes and to finance the construction of manufacturing facilities.
The Company’s other debt obligations represent various international credit facilities in China and Korea to fund working capital needs and capital expenditures. While these facilities are primarily unsecured, portions of the lines are collateralized by equipment and cash and short term investments at December 31, 2020.
The Company’s lease obligations classified as debt on the Consolidated Balance Sheets include finance leases and sale leaseback financing arrangements, which range from one to fifteen year terms for equipment, pipeline, land and buildings.
Scheduled Maturities
Aggregate maturities of debt, excluding amortization of debt discounts, at December 31, 2020 for the Company are as follows:

Year	Debt
2021	$84
2022	35
2023	17
2024	9
2025	9
2026 and thereafter	1,651
Total minimum payments	1,805
Less: Amount representing interest	(3)
Present value of minimum payments	$1,802

13. Leases
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
The tables and discussion below represent the Company’s continuing operations and exclude the Held for Sale Business.

Hexion Inc. | 94 | 2020 Form 10-K

Lease Costs
The table below summarizes the lease costs for the year ended December 31, 2020 and the Successor period July 2, 2019 through December 31, 2019 and the Predecessor period January 1, 2019 through July 1, 2019:

	Classification	Successor		Predecessor
		December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019
Operating lease expense	Operating (loss) income	$29	$18	$16
Short-term lease expense	Operating (loss) income	5	2	5
Amortization expense	Operating (loss) income	2	1	1
Interest expense from financing leases	Interest expense, net	<1	<1	<1
Variable lease expense	Operating (loss) income	3	3	2

Balance Sheet Classification
    The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

Successor
	Classification	December 31, 2020	December 31, 2019
Assets:
Operating(1)	Operating lease assets	$103	$110
Finance(2)	Machinery and Equipment	13	10
Total leased assets		$116	$120
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$19	$20
Finance	Debt payable within one year	2	4
Noncurrent
Operating	Operating lease liabilities	76	82
Finance	Long-term debt	6	3
Total leased liabilities		$103	$109
(1)    Operating lease assets include $8 and $9 of favorable leasehold interests as of December 31, 2020 and 2019, respectively.
(2)    Finance lease assets are recorded net of accumulated amortization of $3 and $1 as of December 31, 2020 and 2019, respectively.
Other Lease Information
    Cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019 and the Predecessor period January 1, 2019 through July 1, 2019. The table below presents other cash and noncash consideration detail for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019 and the Predecessor period January 1, 2019 through July 1, 2019:

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019
Cash paid for finance leases	$4	$2	$2
Right-of-use assets obtained in exchange for operating lease	13	2	1
Right-of-use assets obtained in exchange for finance lease obligations	5	—	3
The tables below present supplemental information related to leases as of December 31, 2020 and 2019:

Successor	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	10.0	10.7
Finance leases	4.8	1.7
Weighted-average discount rate
Operating leases	5.24%	5.74%
Finance leases	7.73%	10.00%

Hexion Inc. | 95 | 2020 Form 10-K

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2020:

Year	Minimum Rentals Under Operating Leases	Minimum Payments Under Finance Leases(1)
2021	$23	$2
2022	16	1
2023	11	1
2024	9	1
2025	9	1
2026 and thereafter	58	3
Total lease payments	$126	$9
Less: Amount representing interest	(31)	(1)
Present value of lease liabilities	$95	$8
(1)     Amounts exclude sale leaseback financing arrangements which are not considered leases under Topic 842.
14. Commitments and Contingencies
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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at December 31, 2020 and 2019:

	Liability		Range of Reasonably Possible Costs as of December 31, 2020
	Successor
Site Description	December 31, 2020(1)	December 31, 2019(1)	Low	High
Geismar, LA	$12	$12	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	6	6	5	14
Currently-owned	8	8	4	14
Formerly-owned:
Remediation	18	21	14	36
Monitoring only	—	1	—	1
Total	$47	$51	$34	$93
(1)The table includes approximately $2 of environmental remediation liabilities related to the Held for Sale Business at both December 31, 2020 and 2019. These associated liabilities have been included in “Long-term liabilities associated with assets held for sale” within the Consolidated Balance Sheets.
    These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At December 31, 2020 and 2019, $14 and $18, respectively, has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
Following is a discussion of the Company’s environmental liabilities and the related assumptions at December 31, 2020
Geismar, LA Site—The Company formerly owned a basic chemicals and polyvinyl chloride business that was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest, the general partner interest and the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, the Company agreed to perform certain of BCPOLP’s obligations for soil and groundwater contamination at BCPOLP’s Geismar, Louisiana site. The Company bears the sole responsibility for these obligations because there are no other potentially responsible parties (“PRP”) or third parties from whom the Company could seek reimbursement.
Hexion Inc. | 96 | 2020 Form 10-K

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

Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $1 at both December 31, 2020 and 2019, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At December 31, 2020 and 2019, $2 and $1 has been included in “Other current liabilities” in the Consolidated Balance Sheets with the remaining amount included in “Other long-term liabilities.”
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
Hexion Inc. | 97 | 2020 Form 10-K

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

Year	Minimum Annual Purchase Commitments
2021	$190
2022	134
2023	94
2024	50
2025	49
2026 and beyond	253
Total minimum payments	770
Less: Amount representing interest	(31)
Present value of minimum payments	$739

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
Certain active participants in the Company’s German defined benefit pension plan relate to the Held for Sale Business. These employees will transfer with the Held for Sale business at closing and therefore, the pension liability and expense associated with these employees is included within discontinued operations. As the Company’s German defined benefit pension plan is unfunded, there is no impact on the Company’s Pension Plan assets. See below table for a summary of the pension liability and expense amounts included in discontinued operations.

Pension Benefits
Successor
	December 31, 2020		December 31, 2019
Discontinued Operations	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation	$—	$36	$—	$29

Pension Benefits
	Successor				Predecessor
	Year ended December 31, 2020		July 2, 2019 through December 31, 2019		January 1, 2019 through July 1, 2019		Year ended December 31, 2018
Discontinued Operations	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net expense	$—	$5	$—	$ < 1	$—	$6	$—	$1
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
Hexion Inc. | 98 | 2020 Form 10-K

plan was amended such that 100% of the premiums of active employees are paid by the Company. The Netherlands’ plan provides a lump sum payment at retirement for grandfathered associates.
The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the year ended December 31, 2020, the Successor period from July 2, 2019 through December 31, 2019, and the Predecessor period January 1, 2019 through July 1, 2019:

	Pension Benefits
	Successor				Predecessor
	December 31, 2020		July 2, 2019 through December 31, 2019		January 1, 2019 through July 1, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of period	$225	$688	$228	$678	$216	$583
Service cost	2	18	2	8	2	7
Interest cost	6	6	3	4	4	4
Actuarial losses	17	43	3	12	14	93
Foreign currency exchange rate changes	—	61	—	(8)	—	(3)
Benefits paid	(15)	(13)	(8)	(6)	(8)	(6)
Expenses paid from assets	(3)	—	(3)	—	—	—
Employee contributions	—	1	—	—	—	—
Benefit obligation at end of period	$232	$804	$225	$688	$228	$678
Benefit obligation at end of period - discontinued operations	—	36	—	29	—	29
Benefit obligation at end of period - continuing operations	$232	$768	$225	$659	$228	$649
Change in Plan Assets
Fair value of plan assets at beginning of period	$197	$483	$196	$470	$185	$404
Actual return on plan assets	18	58	10	9	19	60
Foreign currency exchange rate changes	—	45	—	(5)	—	(2)
Employer contributions	—	40	2	15	—	14
Benefits paid	(15)	(13)	(8)	(6)	(8)	(6)
Expenses paid from assets	(3)	—	(3)	—	—	—
Employee contributions	—	1	—	—	—	—
Fair value of plan assets at end of period	197	614	197	483	196	470
Funded status of the plan at end of period	$(35)	$(190)	$(28)	$(205)	$(32)	$(208)
Funded status of the plan at end of period - discontinued operations	—	(36)	—	(29)	—	(29)
Funded status of the plan at the end of period - continuing operations	$(35)	$(154)	$(28)	$(176)	$(32)	$(179)

	Non-Pension Postretirement Benefits
	Successor				Predecessor
	December 31, 2020		July 2, 2019 through December 31, 2019		January 1, 2019 through July 1, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of period	$—	$13	$—	$17	$—	$13
Interest cost	—	1	—	—	—	—
Actuarial (gains) losses	—	(1)	—	(4)	—	4
Foreign currency exchange rate changes	—	(1)	—	—	—	—
Plan settlements	—	—	—	—	—	—
Benefit obligation at end of period	$—	$12	$—	$13	$—	$17
Change in Plan Assets
Fair value of plan assets at beginning of period	$—	$—	$—	$—	$—	$—
Employer contributions	—	—	—	—	—	—
Plan settlements	—	—	—	—	—	—
Fair value of plan assets at end of period	—	—	—	—	—	—
Funded status of the plan at end of period	$—	$(12)	$—	$(13)	$—	$(17)

Hexion Inc. | 99 | 2020 Form 10-K

	Pension Benefits				Non-Pension Postretirement Benefits
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets consists of:
Noncurrent assets	$—	$52	$—	$8	$—	$—	$—	$—
Other current liabilities	—	(6)	—	(5)	—	(1)	—	(1)
Long-term pension and post employment benefit obligations	(35)	(236)	(28)	(208)	—	(11)	—	(12)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—
Net amounts recognized	$(35)	$(190)	$(28)	$(205)	$—	$(12)	$—	$(13)
Net amounts recognized - discontinued operations	—	(36)	—	(29)	—	—	—	—
Net amounts recognized - continued operations	$(35)	$(154)	$(28)	$(176)	$—	$(12)	$—	$(13)

Accumulated benefit obligation	$232	$757	$225	$648
Accumulated benefit obligation for funded plans	232	525	225	446
Pension plans with underfunded or non-funded accumulated benefit obligations:
Aggregate projected benefit obligation(1)	$232	$258	$225	$224
Aggregate accumulated benefit obligation	232	250	225	216
Aggregate fair value of plan assets	197	16	197	13
Pension plans with projected benefit obligations in excess of plan assets:
Aggregate projected benefit obligation	$232	$285	$225	$287
Aggregate fair value of plan assets	197	42	197	74
(1)Aggregate projected benefit obligation related to the Company’s Held for Sale Business was $36 at December 31, 2020 and is included in the table above with the Company’s continuing operations.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.
The Pension Protection Act of 2006 (the “2006 PPA”) provides for minimum funding levels on U.S. plans, and plans not meeting the minimum funding requirement may be subject to certain restrictions.
Following are the components of net pension and postretirement expense (benefit) recognized for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018:

	Pension Benefits
	U.S. Plans
	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Service cost	$2	$2	$2	$3
Interest cost on projected benefit obligation	6	3	4	7
Expected return on assets	(12)	(7)	(6)	(14)
Unrealized actuarial loss(1)	11	—	1	11
Net expense (benefit)	$7	$(2)	$1	$7

	Non-U.S. Plans
	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Service cost	$18	$8	$7	$17
Interest cost on projected benefit obligation	6	4	4	10
Expected return on assets	(13)	(6)	(6)	(13)
Unrealized actuarial (gain) loss(1)	(2)	9	39	(26)
Net expense (benefit)(2)	$9	$15	$44	$(12)

Hexion Inc. | 100 | 2020 Form 10-K

Non-Pension Postretirement Benefits
U.S. Plans
	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Interest cost on projected benefit obligation	$—	$—	$—	$—
Unrealized actuarial loss(1)	—	—	—	—
Net (benefit) expense	$—	$—	$—	$—

Non-U.S. Plans
	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Interest cost on projected benefit obligation	$1	$—	$—	$1
Unrealized actuarial(gain) loss(1)	(1)	(4)	4	2
Net (benefit) expense	$—	$(4)	$4	$3
(1)Upon the application of fresh start accounting, the Company’s pension and other non-pension postretirement liabilities were remeasured as of the Predecessor period July 1, 2019. As a result, for the Predecessor period January 1, 2019 through July 1, 2019, total unrealized actuarial losses of $44 were recorded to “Reorganization, net” in the Consolidated Statements of Operations, $5 of which relate to the Company’s Held for Sale business.
(2)Net expense (benefit) related to the Company’s Held for Sale Business was $5, $<1, $6 and $1 for the year ended December 31, 2020, the Successor period from July 2, 2019 to December 31, 2019, the Predecessor period from January 1, 2019 through July 1, 2020 and the year ended December 31, 2018, respectively, and is included in the table above.

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

Hexion Inc. | 101 | 2020 Form 10-K

The weighted average rates used to determine the benefit obligations were as follows for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, and the Predecessor period January 1, 2019 through July 1, 2019:

	Pension Benefits
	Successor				Predecessor
	December 31, 2020		July 2, 2019 through December 31, 2019		January 1, 2019 through July 1, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.2%	0.8%	3.1%	1.2%	3.3%	1.3%
Rate of increase in future compensation levels	—	3.6%	—	3.4%	—	3.4%

	Non-Pension Postretirement Benefits
	Successor				Predecessor
	December 31, 2020		July 2, 2019 through December 31, 2019		January 1, 2019 through July 1, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	—%	4.6%	—%	5.2%	—%	6.9%
Rate of increase in future compensation levels	—	—	—	—	—	—
The weighted average assumed health care cost trend rates are as follows:
Health care cost trend rate assumed for next year	—%	6.8%	—%	5.7%	—%	6.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—%	4.5%	—%	4.0%	—%	4.0%
Year that the rate reaches the ultimate trend rate	—	2040	—	2040	—	2040
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018:

	Pension Benefits
	U.S. Plans				Non-U.S. Plans
	Successor		Predecessor		Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Discount rate	3.1%	3.3%	4.1%	3.5%	1.2%	1.3%	1.9%	1.9%
Rate of increase in future compensation levels	—	—	—	—	3.4%	3.4%	2.3%	2.4%
Expected long-term rate of return on plan assets	6.6%	6.6%	6.6%	6.7%	3.1%	2.6%	3.1%	3.1%

	Non-Pension Postretirement Benefits
	U.S. Plans				Non-U.S. Plans
	Successor		Predecessor		Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Discount rate	—%	—%	4.1%	3.2%	5.2%	6.9%	6.3%	5.3%
Rate of increase in future compensation levels	—	—	—	—	—	—	—	—
Expected long-term rate of return on plan assets	—	—	—	—	—	—	—	—
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for international non-pension postretirement benefits by approximately $2 and service cost and interest cost by $1. The impact on U.S. plans is negligible.

Hexion Inc. | 102 | 2020 Form 10-K

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

	Actual		Target 2020
	2020	2019
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	32%	35%	35%
Debt securities	55%	53%	55%
Cash, short-term investments and other	13%	12%	10%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	22%	22%	23%
Debt securities	76%	75%	77%
Cash, short-term investments and other	2%	3%	—%
Total	100%	100%	100%
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

Hexion Inc. | 103 | 2020 Form 10-K

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements Using
	2020				2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds (1)	$—	$35	$—	$35	$—	$37	$—	$37
Small/mid cap equity funds (1)	—	5	—	5	—	6	—	6
International equity funds (1)	—	25	—	25	—	27	—	27
Fixed income securities (1)	—	107	—	107	—	103	—	103
Cash equivalents (2)	—	2	—	2	—	2	—	2
	$—	$174	$—	$174	$—	$175	$—	$175
Investments measured at fair value using net asset value as a practical expedient:
Other funds (3)				$23				$22
Total				$197				$197

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements Using
	2020				2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Pooled insurance products with fixed income guarantee (1)	$—	$15	$—	$15	$—	$13	$—	$13
Cash equivalents (2)	—	—	—	—	—	1	—	1
	$—	$15	$—	$15	$—	$14	$—	$14
Investments measured at fair value using net asset value as a practical expedient:
Other international equity funds (3)				$135				$108
Other fixed income securities (3)				464				361
Total				$614				$483
(1)Level 2 equity and fixed income securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held. The underlying asset values are based on observable inputs and quoted market prices.
(2)Cash equivalents represent investment in a collective short term investment fund, which is a cash sweep for uninvested cash that earns interest monthly. For these investments, book value is assumed to equal fair value due to the short duration of the investment term.
(3)Represents investments in commingled funds with exposure to a variety of hedge fund strategies, which are not publicly traded and have ongoing redemption restrictions. The Company’s interest in these investments is measured at net asset value per share as a practical expedient for fair value, which is derived from the underlying asset values in these funds, only some of which represent observable inputs and quoted market prices.
Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $36 to its defined benefit pension plans in 2021.

Hexion Inc. | 104 | 2020 Form 10-K

Estimated future plan benefit payments as of December 31, 2020 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2021	$17	$16	$—	$1
2022	16	16	—	—
2023	15	17	—	—
2024	15	19	—	—
2025	15	17	—	—
2026-2030	64	118	—	2
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
The Company incurred expense for contributions under its defined contribution plans of $14, $6, $7 and $17 during the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively.
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
The Company’s liability for these non-qualified benefit plans was $4 and $5 at December 31, 2020 and 2019, and is included in “Other long-term liabilities” in the Consolidated Balance Sheets.
The Company’s German subsidiaries offer a government subsidized early retirement program to eligible associates called Altersteilzeit or ATZ Plans. The German government provides a subsidy in certain cases where the participant is replaced with a qualifying candidate. The Company had liabilities for these arrangements of $3 and $2 at December 31, 2020 and 2019, respectively. The Company incurred expense for these plans of $1, less than $1, less than $1 and $1 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively.
Also included in the Consolidated Balance Sheets at both December 31, 2020 and 2019 are other post-employment benefit obligations relating to long-term disability and for liabilities relating to European jubilee benefit plans of $4.
Hexion Inc. | 105 | 2020 Form 10-K

16. Stock Based Compensation
Cancellation and Expiration of Outstanding Predecessor Equity Awards
    As of the Effective Date, in conjunction with the Company’s emergence from Chapter 11, all outstanding unvested unit options and restricted deferred units of the Predecessor Company’s parent company, TopCo, were canceled, effective immediately (See Note 6 for more information). There was no financial statement impact as a result of these cancellations.
Successor Company Stock Based Awards
The following is a summary of the new stock based compensation plans issued after Emergence and their related outstanding shares as of December 31, 2020:

Plan Name	Grant Date	Shares Outstanding(1)	Plan Expiration	Vesting Terms/Status	Number of Shares Authorized
Hexion Holdings Corporation 2019 Omnibus Incentive Plan			August 2029		7,635,389
Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”):
2019 Grants
RSUs	September 2019	1,034,100		Time-vest ratably over 3 years, but must be employed on July 1, 2022 in order to receive shares; Accelerated vesting upon change in control.
PSUs	September 2019	2,412,894		Performance based with market conditions: Step vest over 4 years based on a 20 consecutive trading-day volume weighted average price per share from $20 to $30 per share. PSUs that vest by June 30, 2022 will be settled in July 2022 and remaining PSUs that vest by June 30, 2023 will be settled in July 2023.
2020 Grants
RSUs	March 2020	692,441		Time-vest ratably over 3 years; Accelerated vesting upon change in control.
PSUs	March 2020	811,425		Performance based: 50% vest upon achievement of adjusted return on invested capital targets as of December 31, 2022. 50% vest upon achievement of Hexion Segment EBITDA Margin targets as of December 31, 2022. PSUs that vest will be settled in July 2023.
2020 Non-employee Grants
RSUs	January 2020	73,332		Time-vest ratably over 3 years; Accelerated vesting upon change in control. Settled upon vesting.
RSUs	August 2020	60,664		100% vest on June 1, 2021; Accelerated vesting upon change in control. RSUs that vest will be settled upon the date the non-employee director leaves board service.
(1)Shares outstanding includes shares awarded to associates related to the Held for Sale Business.
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
    Restricted Stock Units - Employee Grants
    In September 2019, Hexion Holdings granted RSUs that time vest over three years with an aggregate grant date fair value of approximately $16. The fair value was determined using the estimated aggregate fair value of equity per share on the grant date. Compensation cost is recognized equally over the 3 year service period. For certain retirement eligible associates, the stock-based compensation cost is accelerated according to the plan documents. Upon vesting, RSUs are settled in shares at the end of the three year vesting period. As of December 31, 2020, a total of 344,700 RSUs had vested.
Hexion Inc. | 106 | 2020 Form 10-K

In March 2020, Hexion Holdings granted additional RSUs to certain employees that time vest over three years with an aggregate grant date fair value of approximately $11. The fair value was determined using the estimated aggregate fair value of equity per share on the grant date. Compensation cost is recognized equally over the 3 year service period. For certain retirement eligible associates, the stock-based compensation cost is accelerated according to the plan documents. Upon vesting, RSUs are settled in shares at the end of the three year vesting period. As of December 31, 2020, no RSUs had vested.
Restricted Stock Units - Director Grants
In January 2020, Hexion Holdings granted RSUs to certain non-employee directors that time vest over three years with an aggregate grant date fair value of approximately $2. The fair value was determined using the estimated aggregate fair value of equity per share on the grant date. Compensation cost is recognized equally over the 3 year service period. Upon vesting, RSUs are settled in shares. As of December 31, 2020, a total of 36,666 shares had vested and settled.
In August 2020, Hexion Holdings granted RSUs to certain non-employee directors that time vest over one year with an aggregate grant date fair value of approximately $1. The fair value was determined using the estimated aggregate fair value of equity per share on the grant date. Compensation cost is recognized equally over the 1 year service period. RSUs that vest are settled in shares upon the date the non-employee director leaves board service. As of December 31, 2020, no shares had vested.
    Performance Stock Units
    In September 2019, Hexion Holdings granted PSUs with market conditions with an aggregate grant date fair value of approximately $29. The fair value was estimated at the grant date using a Monte Carlo valuation method. The Monte Carlo valuation method requires the use of a range of assumptions that includes the risk-free interest rates of 1.49% to 1.87% and expected volatility rates ranged from 39% to 60%. The expected life assumption is not used in the Monte Carlo valuation method, but the output of the model indicated a weighted-average expected life of 3.8 years. The PSUs step vest over four years upon the achievement of the pre-established goals by the end of the fourth year of the term. PSUs that vest by June 30, 2022 will be settled in shares in July 2022 and remaining PSUs that vest by June 30, 2023 will be settled in shares by July 2023. As of December 31, 2020, the market conditions have not been met and no PSUs have vested. Compensation cost will be recognized over 3.8 years and adjusted accordingly as vesting conditions are met. For certain retirement eligible associates, the recognition of stock-based compensation cost is accelerated according to the plan documents.
In March 2020, Hexion Holdings granted PSUs with performance conditions with an aggregate grant date fair value of approximately $13. The fair value was determined using the estimated aggregate fair value of equity per share on the grant date. The PSUs vest upon achievement of the performance metrics. 50% of the PSUs vest upon achievement of an adjusted return on invested capital target as of December 31, 2022. 50% vest upon achievement of Hexion Segment EBITDA Margin target as of December 31, 2022, and will be settled in shares in July 2023. Compensation cost will be recognized when a performance condition is deemed probable and adjusted accordingly as vesting conditions are met. As of December 31, 2020, the performance conditions have not been deemed probable, thus no PSUs have vested and no compensation cost has been recorded.
The following is a summary of Company’s RSU and PSU plan activity for the year ended December 31, 2020:

	Hexion Holdings Common RSUs	Weighted Average Grant Date Fair Value	Hexion Holdings Common PSUs	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2019	1,034,100	$15.37	2,412,894	$11.97
Units granted	882,422	$15.80	823,619	$15.80
Units forfeited	(16,348)	$15.80	(12,194)	$15.80
Units vested	(381,366)	$15.41	—	$—
Nonvested at December 31, 2020(1)	1,518,808	$15.60	3,224,319	$12.93
(1)Nonvested shares include shares awarded to associates related to discontinued operations.
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
Share-based compensation costs are recognized, net of actual forfeitures, over the requisite service period on a graded-vesting basis for RSUs. Stock-based compensation cost is recognized, net of forfeitures, over the requisite service period on a graded-vesting basis over the derived service period for PSUs. The Company adjusts compensation expense periodically for forfeitures. Stock based compensation costs are included in “Non-cash stock based compensation expense” on the Consolidated Statements of Cash Flows.
The Company recognized $17 and $8 share-based compensation costs for the year ended December 31, 2020 and the Successor period from July 2, 2019 through December 31, 2019, respectively. The amount of expense for associates related to discontinued operations was less than $1 for both the year ended December 31, 2020 and the Successor period from July 2, 2019 through December 31, 2019. There were no share-based compensation costs for the Predecessor period from January 1, 2019 through July 1, 2019, and year ended December 31, 2018, respectively. The amounts are included in “Selling, general and administrative expense” in the Consolidated Statements of Operations.
Hexion Inc. | 107 | 2020 Form 10-K

The Company’s Parent had 57,568,295 shares of common stock outstanding as of December 31, 2020.
17. Income Taxes
    During 2018, the Company recognized income tax expense of $31, primarily as a result of income from certain foreign operations. In the United States, disallowed interest expense resulted in current year taxable income which utilized a net operating loss carryforward. The disallowed interest expense carryforward of $283 generated a deferred tax asset. The decrease in the valuation allowance due to the net operating loss utilization was offset by an increase in the valuation allowance recorded on the interest expense carryforward deferred tax asset. The Company had a Global Intangible Low Tax Income (“GILTI”) inclusion of $21, which was fully offset by our net operating loss. This further reduced our valuation allowance.
    During the Predecessor period January 1, 2019 through July 1, 2019, the Predecessor Company recorded income tax expense of $40 for reorganization adjustments, primarily consisting of tax expense of $50 for the gain recognized between fair value and tax basis (the gain in Predecessor Company will be substantially offset by the Predecessor Company’s tax attributes, including net operating losses and previously disallowed interest expense). A tax benefit of $10 was recorded for the removal of a valuation allowance for certain foreign jurisdictions. Pursuant to the Plan, the Successor Company is obligated to indemnify the Predecessor Company for any tax related liabilities. The Predecessor Company recorded income tax expense of $201 in the Predecessor period, primarily related to the increase in deferred tax liabilities resulting from fresh start accounting.
    The Predecessor Company’s U.S. net operating loss carryforward of $1,053 and certain state net operating loss carryforwards, along with other tax attributes, have been utilized or forfeited as a result of the taxable gain realized upon Emergence. Certain foreign net operating losses and other carryforwards of the Predecessor Company were forfeited upon Emergence.
    Upon the Emergence, the Successor Company applied fresh start accounting (see Note 6 for more information regarding fresh start accounting) and therefore the deferred tax assets and liabilities were adjusted based on the revised U.S. GAAP financial statements. As a result of the step-up in U.S. GAAP basis in the Successor Company’s foreign assets without a corresponding step-up in the tax basis of the foreign assets, the Successor Company’s deferred tax liability increased. An Internal Revenue Code §338(h)(10) election was made to treat the Emergence as an asset sale for U.S. income tax purposes. As a result, the Emergence was treated as a deemed sale of assets of the Predecessor Company while the Successor Company received a step-up in U.S. tax basis to fair value. The Successor Company elected bonus depreciation on the stepped-up U.S. eligible fixed assets. The Successor Company elected to amortize the stepped-up basis of intangibles over a 15-year period and the Successor Company’s depreciation and amortization expense generated a U.S. net operating loss for both the tax years ended December 31, 2020 and 2019. The U.S. net operating loss will be carried forward indefinitely, but will be subject to an 80% limitation on U.S. taxable income starting in 2021.
    During the Successor period July 2, 2019 through December 31, 2019, the Company recognized income tax benefit of $10, primarily as a result of losses from certain foreign operations of which the deferred tax asset created is not offset by a valuation allowance. Losses in the United States created a deferred tax asset which was completely offset by an increase to the valuation allowance. The Company recognized a GILTI inclusion of $5, which was fully offset by our net operating loss and further reduced our valuation allowance. As previously discussed above, the Company elected bonus depreciation in 2019.
    Income tax expense detail for the Company for year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018 is as follows:

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Current:
Federal	$(14)	$(1)	$36	$(4)
State and local	—	4	13	1
Foreign	22	1	11	25
Total current	8	4	60	22
Deferred:
Federal	3	9	(2)	1
State and local	(1)	1	—	—
Foreign	4	(24)	143	8
Total deferred	6	(14)	141	9
Income tax expense (benefit) (1)	$14	$(10)	$201	$31
(1)Excludes income tax expense of $1, $1, $21, and $9 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019, and the year ended December 31, 2018, respectively, related to the Held for Sale Business.
A reconciliation of the Company’s combined differences between income taxes computed at the federal statutory tax rate of 21% and the provisions for income taxes for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018:
Hexion Inc. | 108 | 2020 Form 10-K

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Income tax (benefit) expense computed at federal statutory tax rate	$(31)	$(21)	$622	$(35)
State tax (benefit) expense, net of federal benefit	(5)	(2)	9	1
Foreign tax rate expense differential	1	2	33	13
Foreign source income subject to U.S. taxation	—	3	1	2
Non-deductible losses and other expenses	—	—	5	9
Increase (decrease) in the taxes due to changes in valuation allowance	46	17	(433)	25
Additional (benefit) expense on foreign unrepatriated earnings	(3)	—	—	1
Additional (benefit) expense for uncertain tax positions	(4)	—	44	15
Tax recognized in other comprehensive income	—	(1)	(4)	—
Changes in enacted tax laws and tax rates	6	—	—	—
Tax benefit for fresh start accounting and reorganization adjustments	—	—	(68)	—
Other decrease (increase) of deferred tax assets	4	(8)	(8)	—
Income tax expense (benefit)(1)	$14	$(10)	$201	$31
(1)Excludes income tax expense of $1, $1, $21, and $9 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019, and the year ended December 31, 2018, respectively, related to the Held for Sale Business.
The domestic and foreign components of the Company’s loss before income taxes for year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018:

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Domestic	$(138)	$(46)	$2,754	$(216)
Foreign	(11)	(58)	206	52
Total(1)	$(149)	$(104)	$2,960	$(164)
(1)Excludes (loss) income before income taxes of $(70), $5, $155, and $38 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively, related to the Held for Sale Business.

    The tax effects of significant temporary differences, net operating losses, interest expense limitation, and credit carryforwards, which comprise the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Assets:
Non-pension post-employment	$4	$4
Accrued and other expenses	61	97
Property, plant and equipment	—	4
Loss, expense, and credit carryforwards	240	163
Intangible assets	11	—
Pension and postretirement benefit liabilities	47	14
Gross deferred tax assets	363	282
Valuation allowance	(217)	(122)
Net deferred tax asset	146	160
Liabilities:
Property, plant and equipment	(227)	(228)
Unrepatriated earnings of foreign subsidiaries	(7)	(10)
Intangible assets	(66)	(65)
Gross deferred tax liabilities	(300)	(303)
Net deferred tax liability(1)	$(154)	$(143)
(1)Excludes net deferred tax liability of $20 and $15 for the years ended December 31, 2020 and 2019, respectively, related to the Held for Sale Business.

Hexion Inc. | 109 | 2020 Form 10-K

The following table summarizes the presentation of the Company’s net deferred tax liability in the Consolidated Balance Sheets at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Assets:
Long-term deferred income taxes	$7	$6
Liabilities:
Long-term deferred income taxes	(161)	(149)
Net deferred tax liability(1)	$(154)	$(143)
(1)Excludes net deferred tax liability of $20 and $15 for the years ended December 31, 2020 and 2019 respectively, related to the Held for Sale Business.
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
As of December 31, 2020, the Company had a $217 valuation allowance against its net deferred tax assets that management believes, more likely than not, will not be realized. The Company’s deferred tax assets include federal, state and foreign net operating loss carryforwards as well as an interest expense carryforward. The federal net operating loss carryforwards available are $636, which excludes the cumulative income from Hexion Holdings and its Eligible Subsidiaries, as described above. The federal net operating loss will be carried forward indefinitely, but beginning in 2021, will be subject to an 80% limitation on U.S. taxable income. A valuation allowance has been recorded against these loss carryforwards. The Company has provided a valuation allowance against its state deferred tax assets, primarily related to state net operating loss carryforwards of $19. A valuation allowance of $97 has been recorded against a portion of foreign net operating loss carryforwards, primarily in the Netherlands.
The Company continues to not assert indefinite reinvestment of undistributed earnings of its foreign subsidiaries outside of the United States. Accordingly, a related deferred tax liability of $7 is recorded.
    The following table summarizes the changes in the valuation allowance for the year ended December 31, 2020, and the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018:

	Balance at Beginning of Period	Changes in Related Gross Deferred Tax Assets/Liabilities	Charge / (Release)	Balance at End of Period
Valuation allowance on Deferred tax assets:
Predecessor
Year ended December 31, 2018	498	—	27	525
January 1, 2019 through July 1, 2019	525	—	(427)	98
Successor
July 2, 2019 through December 31, 2019	98	—	24	122
Year ended December 31, 2020(1)	122	41	54	217
(1)The changes in related gross deferred tax assets/liabilities is related to the application of discontinued operations accounting to asset sale entities for tax purposes.
For 2020, previous and current losses in the U.S. and in certain foreign operations for recent periods continue to provide sufficient negative evidence requiring a valuation allowance against the net federal, state, and certain foreign deferred tax assets.
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
With minor exceptions, the Company’s closed tax years for major jurisdictions are years prior to: 2016 for United States, 2013 for Brazil, 2010 for Canada, 2015 for China, 2016 for Germany, 2016 for Italy, 2010 for Netherlands and 2017 for the United Kingdom.
The Company continuously reviews issues that are raised from ongoing examinations and open tax years to evaluate the adequacy of its liabilities. As the various taxing authorities continue with their audit/examination process, the Company will adjust its reserves accordingly to reflect the current status and settlements.

Hexion Inc. | 110 | 2020 Form 10-K

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019
Balance at beginning of period	$130	$133	$94
Additions based on tax positions related to the current year	4	2	41
Additions for tax positions of prior years	14	—	5
Reductions for tax positions of prior years	(20)	(3)	(6)
Settlements	(1)	(4)	—
Foreign currency translation	2	2	(1)
Balance at end of period(1)	$129	$130	$133
(1)Includes unrecognized tax benefits of $6, $5, and $11 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019 and the Predecessor period January 1, 2019 through July 1, 2019 associated with the Held for Sale business.
During the year ended December 31, 2020 and the Successor period July 2, 2019 through December 31, 2019, the Company decreased the amount of its unrecognized tax benefits, including its accrual for interest and penalties, by $10 and $1, respectively, primarily as a result of decreases in the unrecognized tax benefit from negotiations with foreign jurisdictions, lapses of statute of limitations and settlements, offset by increases of unrecognized tax benefits for various intercompany transactions. During the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, the Company recognized approximately $9, $2, $3 and $3, respectively, in interest and penalties. The Company had approximately $56, $56, and $54 accrued for the payment of interest and penalties at December 31, 2020 and 2019, and July 1, 2019, respectively.
$129 of unrecognized tax benefits, if recognized, would affect the effective tax rate; however, a portion of the unrecognized tax benefit would be in the form of a net operating loss carryforward, which would be subject to a full valuation allowance. The Company anticipates recognizing less than $15 of the total amount of unrecognized tax benefits within the next 12 months as a result of lapses of statute of limitations, negotiations with foreign jurisdictions, settlements, and completion of audit examinations.
18. Dispositions

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
19. Summarized Financial Information of Unconsolidated Affiliates
    Summarized financial information of the Company’s unconsolidated affiliates, which are listed below, as of December 31, 2020 and 2019 and for the years ended December 31, 2020, and 2019 is as follows:
•Momentive UV Coatings (Shanghai) Co., Ltd
•Hexion Australia Pty Ltd
•MicroBlend Columbia S.A.S.

Excluded from the table below is the summarized financial information for the Russia JV since it is part of the Held for Sale Business (See Note 4).

	December 31, 2020	December 31, 2019
Current assets	$38	$32
Non-current assets	7	6
Current liabilities	20	10
Non-current liabilities	—	—
Hexion Inc. | 111 | 2020 Form 10-K

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Net sales	$59	$33	$39	$88
Gross profit	16	8	9	22
Pre-tax income	8	3	4	13
Net income	6	2	3	9
20. Segment and Geographic Information
Realignment of Reportable Segments in 2020
    As part of the Company’s continuing efforts to drive growth and greater operating efficiencies, in January 2020, the Company changed its reporting segments to align around its two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At December 31, 2020, the Company’s continuing operations has three reportable segments which consist of the following businesses:
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
    The Company has recast its Net Sales and Segment EBITDA (as defined below) for the Successor period July 2, 2019 through December 31, 2019 and for the Predecessor periods July 1, 2019 and January 1, 2019 through July 1, 2019 to reflect the new reportable segments.
Reportable Segments
Following are net sales, Segment EBITDA and other financial information from continuing operations by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses not allocated to continuing segments.
Net Sales(1):
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

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Adhesives	$1,188	$693	$761	$1,641
Coatings and Composites	1,322	630	720	1,496
Total	$2,510	$1,323	$1,481	$3,137
(1)    Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Hexion Inc. | 112 | 2020 Form 10-K

Segment EBITDA:

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Adhesives(1)	$214	$116	$135	$252
Coatings and Composites(2)	151	60	96	200
Corporate and Other	(71)	(37)	(30)	(71)
Total	$294	$139	$201	$381
(1)    Included in Adhesives Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of less than $1 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019 and the Predecessor Period January 1, 2019 through July 1, 2019 and $1 for the Predecessor year ended December 31, 2018.
(2)    Included in Coatings and Composites Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $2, $2, $1 and $3 for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, respectively.
Depreciation and Amortization Expense:

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Adhesives (1)	$97	$47	$21	$50
Coatings and Composites	90	44	20	44
Corporate and Other	4	2	2	4
Total	$191	$93	$43	$98
(1)    Includes accelerated depreciation of $2 and $4 for the years ended December 31, 2020 and 2018. There was no accelerated depreciation in either the Successor period July 2, 2019 through December 31, 2019 or in the Predecessor period January 1, 2019 through July 1, 2019.

Total Assets(1):

	December 31, 2020	December 31, 2019
Adhesives	$2,202	$2,374
Coatings and Composites	1,404	1,371
Corporate and Other	396	401
Total	$4,002	$4,146
(1)Includes assets held for sale at December 31, 2020 and 2019.

Capital Expenditures(1):

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

Adhesives	$62	$21	$18	$35
Coatings and Composites	43	22	22	43
Corporate and Other	3	4	1	3
Total	$108	$47	$41	$81
(1)    Includes capitalized interest costs that are incurred during the construction of property and equipment.

Hexion Inc. | 113 | 2020 Form 10-K

Geographic Information
Net Sales(1):

	Successor		Predecessor
	December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018

United States	$1,142	$617	$693	$1,449
Netherlands	523	240	308	652
Canada	278	153	154	362
China	259	121	121	229
Brazil	123	83	91	194
Other international	185	109	114	251
Total	$2,510	$1,323	$1,481	$3,137
(1) Sales are attributed to the country in which the individual business locations reside.
Following is net sales by reportable segment disaggregated by geographic region(1):

	Successor
	December 31, 2020			July 2, 2019 through December 31, 2019
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$910	$510	$1,420	$517	$255	$772
Europe	20	521	541	12	236	248
Asia Pacific	124	291	415	69	139	208
Latin America	134	—	134	95	—	95
Total	$1,188	$1,322	$2,510	$693	$630	$1,323

	Predecessor
	January 1, 2019 through July 1, 2019			Year Ended December 31, 2018
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$562	$286	$848	$1,215	$596	$1,811
Europe	15	305	320	$37	$644	681
Asia Pacific	81	129	210	$170	$254	424
Latin America	103	—	103	$219	$2	221
Total	$761	$720	$1,481	$1,641	$1,496	$3,137
(1) Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Long-Lived Assets(1):

	December 31, 2020	December 31, 2019
United States	$1,520	$1,605
Netherlands	556	526
Brazil	79	105
Canada	113	116
Other international	234	218
Total	$2,502	$2,570
(1)Long-lived assets consist of property, plant and equipment, net; goodwill; and other intangible assets, net.

Hexion Inc. | 114 | 2020 Form 10-K

Reconciliation of Net Loss to Segment EBITDA:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Reconciliation:
Net (loss) income attributable to Hexion Inc.	$(230)	$(89)	$2,894	$(162)
Add: Net income (loss) attributable to noncontrolling interest	—	1	1	(1)
Less: Net (loss) income from discontinued operations	(69)	4	135	28
Net (loss) income from continued operations	(161)	(92)	2,760	(191)
Income tax expense (benefit)	14	(10)	201	31
Interest expense, net	100	55	89	365
Depreciation and amortization (1)	191	93	43	98
EBITDA	144	46	3,093	303
Adjustments to arrive at Segment EBITDA:
Asset impairments and write-downs	$16	$—	$—	$32
Business realignment costs (2)	69	22	14	27
Realized and unrealized foreign currency losses (gains)	—	4	(7)	28
Gain on dispositions	—	—	—	(44)
Unrealized losses (gains) on pension and OPEB plan liabilities	4	5	—	(13)
Transaction costs (3)	6	11	26	13
Reorganization items, net (4)	—	—	(2,943)	—
Non-cash impact of inventory step-up(5)	—	27	(27)	—
Accelerated deferred revenue (6)	—	—	18	—
Other non-cash items (7)	43	10	9	14
Other (8)	12	14	18	21
Total adjustments	150	93	(2,892)	78
Segment EBITDA	$294	$139	$201	$381

Segment EBITDA:
Adhesives	214	116	135	252
Coatings and Composites	151	60	96	200
Corporate and Other	(71)	(37)	(30)	(71)
Total	$294	$139	$201	$381
(1)For the year ended December 31, 2020 and 2018 accelerated depreciation of $2 and $4 has been included in “Depreciation and amortization.” There was no accelerated deprecation in either the Successor year ended December 31, 2019 or in the Predecessor period January 1, 2019 through July 1, 2019.
(2)Business realignment costs for the Successor and Predecessor periods below included:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Severance costs	$16	$9	$8	$9
In-process facility rationalizations	11	5	3	11
Contractual costs from exited business	8	—	—	—
Business services implementation	22	—	—	—
Legacy environmental reserves	9	7	1	5
Other	3	1	2	2
(a)     The Company had $8 of severance liabilities accrued within “Other current liabilities” on the Consolidated Balance Sheets at both December 31, 2020 and 2019. The Company expects the amounts associated with these severance liabilities to be paid over the next 12 months.
(3)For the year ended December 31, 2020, transaction costs included certain professional fees related to strategic projects. For the Successor period from July 2, 2019 through December 31, 2019 and the Predecessor period from January 1, 2019 through July 1, 2019, transaction costs primarily included $6 and $23, respectively, of certain professional fees and other expenses related to the Company’s Chapter 11 proceedings.
(4)Represents incremental costs incurred directly as a result of the Company’s Chapter 11 proceedings after the date of filing, gains on settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments. The amounts excludes the “Non-cash impact of inventory step-up” discussed below.

Hexion Inc. | 115 | 2020 Form 10-K

(5)Represents $27 of non-cash expense related to the step up of finished goods inventory on July 1 as part of fresh start accounting that was expensed in the successor period upon the sale of the inventory.
(6)For the Predecessor period from January 1, 2019 through July 1, 2019, $18 of deferred revenue was accelerated on July 1 as part of Fresh Start accounting.
(7)Other non-cash items for the Successor and Predecessor periods presented below included:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Fixed asset write-offs	$13	$6	$3	$6
Stock-based compensation costs	17	8	—	—
Long-term retention programs	9	(2)	5	8
One-time capitalized variance impact of inventory fresh start step-up	—	(4)	—	—
Other	4	2	1	—
(8)Other for Successor and Predecessor periods presented below included:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
Legacy and other non-recurring items	$8	$7	$3	$7
IT outage (recoveries) costs, net	(4)	—	9	—
Financing fees and other	8	7	6	14

21. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period of January 1, 2019 through July 1, 2019 and the year ended December 31, 2018:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Predecessor
Balance at December 31, 2018	$(1)	$(17)	$—	$(18)
Change in value	—	(8)	—	(8)
Elimination of Predecessor Company accumulated other comprehensive loss	1	25	—	26
Balance at July 1, 2019	$—	$—	$—	$—
Successor
Balance at July 2, 2019	$—	$—	$—	$—
Change in value	—	(3)	2	(1)
Balance at December 31, 2019	$—	$(3)	$2	$(1)
Change in value	—	(8)	(18)	(26)
Balance at December 31, 2020	$—	$(11)	$(16)	$(27)

Hexion Inc. | 116 | 2020 Form 10-K

22. Selected Unaudited Quarterly Financial Data
Condensed Consolidated Statements of Operations

	Successor
	Three Months Ended December 31, 2020	Three Months Ended September 30, 2020 (as revised) (1)	Three Months Ended June 30, 2020	Three Months Ended March 31, 2020

Net sales	$655	$634	$534	$687
Operating (loss) income	(10)	8	(28)	(34)
Net (loss) income from continuing operations, net of taxes	(37)	(26)	(36)	(62)
Net income (loss) from discontinued operations, net of taxes	2	(68)	(6)	3
Net loss	$(35)	$(94)	$(42)	$(59)
(1)     “Net income (loss) from discontinued operations” and “Net loss” for the three months ended September 30, 2020 includes a revision of approximately $8 of income to correct an overstatement of expense in previously issued interim financial statements. See below for additional information.

	Successor		Predecessor
	Three Months Ended December 31, 2019	July 2, 2019 through September 30, 2019	July 1, 2019(1)	Three Months Ended June 30, 2019(2)	Three Months Ended March 31, 2019

Net sales	$630	$693	$—	$750	$731
Operating (loss) income	(30)	(18)	—	40	27
Net (loss) income from continuing operations, net of taxes	(48)	(44)	2,935	(118)	(57)
Net income from discontinued operations, net of taxes	3	1	119	10	6
Net (loss) income	(45)	(43)	3,054	(108)	(51)
Net income attributable to noncontrolling interest	(1)	—	—	—	(1)
Net (loss) income attributable to Hexion Inc.	$(46)	$(43)	$3,054	$(108)	$(52)
(1)    During the Emergence on July 1, 2019, the Predecessor recognized $3,126 of reorganization adjustments, which relate to gains on the settlement of liabilities under the Plan, offset by the incremental costs incurred directly as a result of the Bankruptcy Petitions and the net impact of fresh start accounting adjustments, are classified as “Reorganization items, net” in the Consolidated Statements of Operations (see Note 6 and Note 7 for more information).
(2)    During the three months ended June 30, 2019, the Predecessor recognized $156 of incremental costs directly as a result of Bankruptcy Petitions. These costs are classified as “Reorganization items, net” in the Consolidated Statements of Operations (see Note 6 and Note 7 for more information).

In the fourth quarter 2020, we identified certain errors within our condensed consolidated financial statements for the three and nine months ended September 30, 2020:

–Approximately $13 associated with an insurance premium financing arrangement was incorrectly disclosed as a non-cash financing activity but should have been classified as an operating cash outflow from continuing operations and financing cash inflow;

–“Net cash used in operating activities from continuing operations” was overstated by approximately $13 and “Net cash (used in) provided by operating activities from discontinued operations” was understated by approximately $13 due to activity within “Other assets, current and non-current” being incorrectly classified; and

–The impairment charge recognized with respect to our Held for Sale Business was overstated by approximately $8 which also resulted in an understatement of the Assets Held for Sale as of September 30, 2020.

Based upon quantitative and qualitative assessments, we have determined that these adjustments were not material to the previously issued interim financial statements. The impacts to the previously issued interim financial statements will be revised in our Form 10-Q filing for the quarterly period ended September 30, 2021 and are shown in the tables below.

Hexion Inc. | 117 | 2020 Form 10-K

Condensed Consolidated Statement of Cash Flows (Nine Months Ended September 30, 2020) (unaudited)

Line Item	As Previously Reported	Adjustments	As Revised
Net (loss) income	$(203)	$8	$(195)
(Loss) income from discontinued operations, net of taxes	(79)	8	(71)
Other assets, current and non-current	(1)	(26)	(27)
Net cash (used in) provided by operating activities from continuing operations	(11)	(26)	(37)
Net cash (used in) provided by operating activities from discontinued operations	(1)	13	12
Net cash (used in) provided by operating activities	$(12)	$(13)	$(25)

Net short-term debt repayments	$(25)	$13	$(12)
Net cash provided by (used in) financing activities	$7	$13	$20
Condensed Consolidated Statement of Operations (Three Months Ended September 30, 2020) (unaudited)

Line Item	As Previously Reported	Adjustment (1)	As Revised
(Loss) income from discontinued operations, net of taxes	$(76)	$8	$(68)
Net (loss) income	(102)	8	(94)
Net (loss) income attributable to Hexion Inc.	(102)	8	(94)
Condensed Consolidated Statement of Operations (Nine Months Ended September 30, 2020) (unaudited)

Line Item	As Previously Reported	Adjustment (1)	As Revised
(Loss) income from discontinued operations, net of taxes	$(79)	$8	$(71)
Net (loss) income	(203)	8	(195)
Net (loss) income attributable to Hexion Inc.	(203)	8	(195)
(1)    The $8 adjustment summarized above impacts the “Asset impairments” caption within the financial results table in the Discontinued Operations footnote. The adjustment also impacts “Comprehensive loss” and “Accumulated deficit.”

Hexion Inc. | 118 | 2020 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Hexion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hexion Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the year ended December 31, 2020 and for the period from July 2, 2019 through December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2020 and for the period from July 2, 2019 through December 31, 2019 listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from July 2, 2019 through December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 5 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Company's Second Amended Joint Chapter 11 Plan of Reorganization of Hexion Holdings LLC and its Debtor Affiliates under Chapter 11 (the "plan") on June 25, 2019. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before April 1, 2019 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on July 1, 2019 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of July 1, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessments – Forest Products and Versatics Reporting Units

As described in Note 2 to the consolidated financial statements, the Company’s consolidated goodwill balance from continuing operations was $164 million as of December 31, 2020, including $127 million related to the Forest Products (“FPD”) reporting unit and $36 million related to the Versatics reporting unit. Management tests goodwill annually for impairment of value or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. Management uses a weighted market and income approach to estimate the fair value of its reporting units. Management’s market approach is based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Management’s income approach is based on a discounted cash flow model. The key assumptions and estimates utilized in the market and income approaches primarily include market multiples, discount rates, and future levels of revenue growth and operating margins.

Hexion Inc. | 119 | 2020 Form 10-K

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the FPD and Versatics reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates related to market multiples, discount rates, and future levels of revenue growth and operating margins; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the FPD and Versatics reporting units; (ii) evaluating the appropriateness of the weighted market and income approaches; (iii) testing the completeness and accuracy of the underlying data used in the market and income approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to market multiples, discount rates, and future levels of revenue growth and operating margins. Evaluating management’s assumptions related to the future levels of revenue growth and operating margins involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the weighted market and income approaches and (ii) the reasonableness of significant assumptions related to the market multiples and the discount rates.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 10, 2021

We have served as the Company's auditor since 2005.

Hexion Inc. | 120 | 2020 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Hexion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows of Hexion Inc. and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2019 through July 1, 2019 and for the year ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for the period from January 1, 2019 through July 1, 2019 and for the year ended December 31, 2018 listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period from January 1, 2019 through July 1, 2019 and for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 5 to the consolidated financial statements, the Company, Hexion Holdings LLC, Hexion LLC and certain of the Company’s subsidiaries filed petitions on April 1, 2019 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Second Amended Joint Chapter 11 Plan of Reorganization of Hexion Holdings LLC and its Debtor Affiliates under Chapter 11 was substantially consummated on July 1, 2019 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
March 3, 2020, except for the effects of discontinued operations discussed in Note 4 and the change in composition of reportable segments discussed in Note 20 to the consolidated financial statements, as to which the date is March 10, 2021

We have served as the Company's auditor since 2005.
Hexion Inc. | 121 | 2020 Form 10-K

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions		Deductions(2)	Balance at End of Period
		Charged to cost and expenses(1)	Charged to other accounts
Allowance for Doubtful Accounts:
Successor
Year Ended December 31, 2020	$3	$1	$—	$(1)	$3
Period from July 2, 2019 through December 31, 2019	—	5	—	(2)	3
Predecessor
Period from January 1, 2019 through July 1, 2019	$16	$—	$—	$(16)	$—
Year Ended December 31, 2018	19	—	—	(3)	16
(1)Includes the impact of foreign currency translation.
(2)Deductions for the Predecessor period January 1, 2019 through July 1, 2019 include the elimination of the predecessor allowance for doubtful accounts in conjunction with the application of fresh start accounting as described in Note 6 in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, we have concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2020, we continued to transition certain of our information technology, procurement administration, accounting and finance functions to our new third party business services partner. We expect to be fully transitioned in early 2021. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION
    None.
Hexion Inc. | 122 | 2020 Form 10-K

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, Promoters and Control Persons
The supervision of our management and the general course of the Company’s affairs and business operations is entrusted to the Board of Directors of our indirect parent, Hexion Holdings.
Set forth below are the names, ages and current positions of our executive officers and the members of the Hexion Holdings Board of Directors as of March 1, 2021.

Name	Age	Position
Craig A. Rogerson	64	Director, Chairman, President and Chief Executive Officer
Patrick J. Bartels	45	Director
Jeffrey D. Benjamin	59	Director
James N. Chapman	58	Director
Joaquin Delgado	61	Director
Carol S. Eicher	62	Director
Michael J. Shannon	61	Director
John K. Wulff	72	Director
Stephen D. Newlin	68	Director
George F. Knight	64	Executive Vice President and Chief Financial Officer
Douglas A. Johns	63	Executive Vice President and General Counsel
John P. Auletto	55	Executive Vice President – Human Resources
Nathan E. Fisher	55	Executive Vice President – Procurement
Matthew A. Sokol	48	Executive Vice President - Chief Administrative Officer
Paul G. Barletta	62	Executive Vice President - Operations
Ann Frederix	56	Senior Vice President & General Manager, Global Epoxies
Mark Alness	66	Senior Vice President, Global Resins
Craig A. Rogerson was elected Chairman, President and Chief Executive Officer and a director of the Company effective July 9, 2017 and of Hexion Holdings Corporation in July 2019. He served as Chairman, President and Chief Executive Officer of Chemtura Corporation from December 2008 to April 2017. He was President, Chief Executive Officer and Director of Hercules Incorporated from December 2003 to November 2008. Mr. Rogerson joined Hercules in 1979 and served in a number of management positions, including President of the FiberVisions and Pinova Divisions, Vice President of Global Procurement and Chief Operating Officer. He was President and Chief Executive Officer of Wacker Silicones Corporation from 1997-2000. In May 2000, he rejoined Hercules and became President of its BetzDearborn division in August 2000. Mr. Rogerson is an independent Chair of the board of PPL Corporation and serves on the boards of the American Chemistry Council, the Society of Chemical Industry, and the Pancreatic Cancer Action Network. He also serves on the Alumni board of the Michigan State University College of Engineering and on the Advisory board of the MSU Chemical Engineering & Materials Science College. For Hexion Holdings Corporation, he serves on the Listing Committee.

Patrick J. Bartels is the Managing Member of Redan Advisors LLC, a firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities. Prior to founding Redan Advisors LLC, Mr. Bartels was a senior investment professional with 20 years of experience. His professional experience includes investing in complex financial restructurings and process-intensive situations in North America, Asia and Europe in a broad universe of industries and he has served as a director on numerous public and private boards of directors. Mr. Bartels currently serves on the board of directors of Arch Resources, Inc. and Monitronics International, Inc. From 2002 to December 2018, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities. Prior to Monarch, he served as Research Analyst for high yield investments at INVESCO, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at Pricewaterhouse Coopers LLP, where he was a Certified Public Accountant. He holds the Chartered Financial Analyst designation. For Hexion Holdings Corporation, he serves on the Audit, Listing and Nominating & Corporate Governance Committees.

Jeffrey D. Benjamin has been Senior Advisor to Cyrus Capital Partners, L.P. from 2008 to the present. He is currently Chairman of A-Mark Precious Metals, Inc. since 2014, and he has been on the American Airlines Group Inc. board since 2013. He has also been on the board of Rackspace Technology Inc. since 2016. Past Directorships and Committees include Chemtura Corp., Caesar’s Entertainment Corp., Exco Resources, Inc. (Chairman), and Spectrum Group International. Private Directorships consist of ImOn Communications LLC (Chairman), Involta LLC and Shutterfly, Inc. He has executive leadership experience in the investment industry, including UBS Securities LLC and Salomon Brothers Inc. For Hexion Holdings Corporation, he is Lead Director, Chair of the Compensation Committee and serves on the Audit and Listing Committees.

Hexion Inc. | 123 | 2020 Form 10-K

James N. Chapman is a non-executive Advisory Director of SkyWorks Capital, LLC and serves as a member of the Board of Directors of Arch Resources, Inc. (NYSE: ARCH), California Resources Corporation (NYSE: CRC) and Denbury, Inc. (NYSE: DEN) as well as Eco-Bat Technologies, LLC and Neenah Enterprises, Inc. Previously, he has served on numerous other public and private boards, including AerCap NV, American Media, Inc., Bennu Oil & Gas, LLC, Broadview Networks Inc., Chrysler LLC, CSC ServiceWorks, Inc., Hayes- Lemmerz, Inc., Jack Cooper, Inc., National/Alamo Rental Car, Inc., SSA Global, Inc., Teleglobe, Inc., Tembec, Inc. and Tower International, Inc. Mr. Chapman has also previously worked for Regiment Capital Advisors, LP, The Renco Group, Inc. and was a founding principal of Fieldstone Private Capital Group. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company. He has been a capital markets and strategic planning consultant with over 35 years of investment banking experience in a wide range of industries including aviation, mining, energy, automotive and general manufacturing. For Hexion Holdings Corporation, he is Chair of the Listing Committee, and serves on the Audit Committee and Compensation Committee.

Joaquín Delgado worked at 3M Company from 1987 until his retirement in July 2019. He most recently served as Executive Vice President since July 2009, having operating responsibility for three Business Groups consecutively: Electro-Communications Business Group, Health Care Business Group and Consumer Business Group. He has been on the Board of Directors of Stepan Company from 2011 to present, serving on all Committees. He also serves on the Ballet Austin Board of Directors and also on the Executive Committee. In addition, Dr. Delgado serves as a member of Board of Trustees of Goldman Sachs Trust and Goldman Sachs Variable Insurance Trust. Dr. Delgado has a PhD in polymer science and engineering from Lehigh University. For Hexion Holdings Corporation, he serves on the Environmental Health & Safety Committee and on the Nominating & Corporate Governance Committee.

Carol S. Eicher is a Director, Chair of the Governance Committee and member of the Compensation Committee of Tennant Co. and a Director, Chair of the Governance Committee and member of the Audit Committee of Advanced Emissions Solutions, Inc. She is also a Director and member of the Governance Committee of Arconic Corp. Previously, she was a Director of A. Schulman Co. and President, CEO and Director of Innocor, Inc. She also held senior management positions with Dow Chemical Co., Rohm and Haas Co., Ashland, Inc. and E.I. DuPont de Nemours and Co. She has been in the chemical industry since 1979 and has extensive experience with operating leadership positions in the industry. For Hexion Holdings Corporation, she is Chair of the Nominating & Corporate Governance Committee and serves on the Environmental Health & Safety Committee.

Michael J. Shannon is a board member of Quaker Houghton (KWR), serving on the Audit Committee since Aug 2019 and the Sustainability Committee since 2020. Mr. Shannon is the former Chief Executive Officer and a board member of Houghton International Inc. and served in these roles since his appointment in December 2015. Immediately prior to this appointment, Mr. Shannon served as Chief Operating Officer responsible for all global commercial and operational activities. Previously, Mr. Shannon spent 24 years at Ashland Inc. as a Corporate Officer and President of Global Supply Chain and Senior VP of the Performance Materials Group. He has also served on the board of Reichhold, Inc. Mr. Shannon has a BS in Chemical Engineering from the University of Pennsylvania and an MBA from Temple University. For Hexion Holdings Corporation, he is Chair of the Environmental Health & Safety Committee and serves on the Nominating & Corporate Governance Committee.

John K. Wulff serves on the Board of Directors of Celanese Corporation (Chairman, Audit Committee, and as of February 2021, moved from membership on the Nominating and Corporate Governance Committee to the Environmental, Health, Safety Public policy and Quality Committee), and of Atlas Air Worldwide Holdings, Inc. (Member, Audit and Compensation Committees). Mr. Wulff is the former Chairman of the Board of Hercules Inc. and, in the past five years, has served on the boards and committees of Moody's Corp. and of Chemtura Corp. He has also served as a member of the Financial Accounting Standards Board (FASB), CFO of Union Carbide Corp, a partner of KPMG LLP, and officer of other governance and financial organizations. He has substantial chemical industry, strategy and financial expertise. For Hexion Holdings Corporation, he is Chair of the Audit Committee and serves on the Compensation Committee.

Stephen D. Newlin is non-executive Chairman of Oshkosh Corp. and he serves as a director on the Univar Solutions (UNVR) board. He served as Chairman, President and Chief Executive Officer of Univar from 2016-2018 after being elected to the board in 2014. Mr. Newlin previously served as Executive Chairman of the Board of PolyOne Corp. (POL) from 2014-2016, and Chairman, President and CEO of PolyOne from 2006-2014, following 27 years at Nalco and Ecolab (now merged). At Nalco he became President, COO and Vice-Chair, and at Ecolab he was President of Ecolab's Industrial Sector. In addition, he has held previous board positions at Chemours Corporation (CC), The National Association of Manufacturers and others. For Hexion Holdings Corporation, he serves on the Compensation and the Environmental Health & Safety Committees.

George F. Knight was elected Executive Vice President and Chief Financial Officer of the Company effective January 1, 2016. From 2016 to July 2019 he was also a director of Hexion Holdings. He served as Senior Vice President - Finance and Treasurer of the Company from June 1, 2005 to December 31, 2015, having been Vice President, Finance and Treasurer since July 2002. Mr. Knight also served as Senior Vice President-Finance and Treasurer for MPM and Hexion Holdings from October 1, 2010 and November 1, 2010, respectively, until December 31, 2015. Mr. Knight joined the Company in 1997 and served until 1999 as Director and then Vice President of Mergers and Acquisitions - Finance for Borden, Inc. From 1999-2001 he served as Vice President of Finance for Borden Foods Corporation. He began his career at Deloitte & Touche after earning a Master’s Degree in Accounting at Syracuse University.

Hexion Inc. | 124 | 2020 Form 10-K

Douglas A. Johns joined the Company on May 9, 2015 but had served as Executive Vice President and General Counsel under the Shared Services Agreement with MPM since October 1, 2010. He also serves as Executive Vice President, General Counsel and Secretary of Hexion Holdings. Mr. Johns was employed by Momentive Performance Materials Inc., serving as its General Counsel and Secretary from its formation on December 4, 2006 until October 24, 2014. Prior to that time, Mr. Johns served as General Counsel for GE Advanced Materials, a division of the General Electric Company from 2004 to December 2006. Mr. Johns began his career as a trial lawyer at the U.S. Department of Justice and was in private practice before joining GE in 1991, where he served as Senior Counsel for global regulatory and environmental matters and Senior Business Counsel at GE Plastics’ European headquarters in Bergen Op Zoom, The Netherlands from 2001 to 2004. He graduated with honors from Oberlin College, and holds an MBA from University of Massachusetts, Amherst and a JD from Northeastern University School of Law.

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

Nathan E. Fisher was elected Executive Vice President - Procurement of the Company on June 1, 2005. He served as Executive Vice President - Procurement of Momentive Performance Materials Inc., having been elected to that position on October 1, 2010 and ending on 12/31/2019. Mr. Fisher joined the Company in March 2003 as Director of Strategic Sourcing and was promoted to Vice President - Global Sourcing in September 2004. Previously, Mr. Fisher worked in Procurement Management and Supply Chain at Eastman Chemical and as in industrial engineering at Texas Instruments. He earned a bachelor’s degree in industrial engineering from Tennessee Technological University and a master’s degree in business administration from East Tennessee State University.

Matthew A. Sokol has been Chief Administrative Officer of the Company since February 21, 2019. He joined the Company in November 2017 as Executive Vice President, Business Development and Strategy. Mr. Sokol came from Lanxess Solutions, Inc. (formerly Chemtura Corporation), where he served as Interim Vice President of HR and M&A (NAFTA) for Lanxess. Mr. Sokol joined Chemtura in October 2005 and held a number of senior leadership roles including leading M&A, which ultimately culminated in the sale of the company to Lanxess in April 2017. Previous roles at Chemtura included: Head of Corporate Development & Investor Relations; General Manager, Flame Retardants; and Director, Strategic Corporate Development. While at Chemtura, Mr. Sokol also served as Associate General Counsel, IEP Segment, and Assistant General Counsel. Prior to Chemtura, Mr. Sokol served as senior litigation associate at Tyler, Cooper & Alcon, LLP from September 1999 to October 2005.

Paul G. Barletta was elected Executive Vice President of Operations of the Company as of February 2019. Prior to that, he was Senior Vice President, Environmental Health and Safety and Global Epoxy Manufacturing in 2018. From 2005 to 2018 he held various management roles including Vice President of Global Epoxy Manufacturing. He has been at Hexion since its formation in 2005. His previous experience also includes Site Manager at Resolution Performance Products, Inc. from 2000 to 2005 and its predecessor company, Shell Chemical. He joined Shell in 1980 and has held a variety of roles in manufacturing including Engineering, Production, Maintenance, EHS, Manufacturing Excellence, Quality, and Special Projects. He served on the Louisiana Chemical Association Board of Directors from 2006 to 2019. He holds a BS in Chemical Engineering from Wayne State University.

Ann Frederix has 30 years of experience in the chemical industry. She has been with Hexion from its formation in 2005, and has been Senior Vice President and General Manager, Global Epoxy & Versatics since June 2019. She was Vice President Epoxy Specialties from 2016 to 2019 and was Business Director and Global Marketing Manager from 2009 to 2014. Her previous experience also includes Technology Director Europe at Resolution Performance Products and Manager at Hexion’s predecessor company Shell Chemicals. In her current role, she is responsible for developing and executing strategy for the Business. Dr. Frederix earned a PhD in organic chemistry from Catholic University of Leuven in 1990.

Mark Alness has been Senior Vice President - Global Resins of the Company since July 1, 2019. Throughout his career at Hexion, he has held numerous positions in all segments of the Forest Products business including North America Commercial Director, Global Business Director and Senior Vice President Americas. He joined the Company in June 1978 as a technical service representative in Forest Products Resins. Mr. Alness was hired directly from the University of Minnesota after receiving his Bachelor of Science degree in Forest Product Engineering.
Nominating & Corporate Governance Committee
Hexion’s indirect parent, Hexion Holdings, utilizes a Nominating & Corporate Governance Committee (“NomGov Committee”), which is chaired by Ms. Eicher. The Charter for the NomGov Committee is available to shareholders on the Company’s website, located at http://investors.hexion.com/governance-highlights. The NomGov Committee consists of Messrs. Eichel, Shannon, Delgado and Bartels. For purposes of complying with the disclosure requirements of the SEC, we have adopted the definition of independence used by the New York Stock Exchange, and under that definition each of the foregoing members of the NomGov Committee is considered independent. The NomGov Committee’s process for identifying and evaluating nominees for director involves assessing candidates’ knowledge relevant to the businesses and industries in which the Company operates, as well as their ability to contribute unique and diverse thinking for the benefit of the Board.

Hexion Inc. | 125 | 2020 Form 10-K

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
Hexion Inc. | 126 | 2020 Form 10-K

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis, we describe our process for determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”) and any material compensation and benefits decisions we have made with respect to our NEOs for 2020. Our 2020 NEOs are

Name	Title & Position
Craig A. Rogerson	President & Chief Executive Officer
George F. Knight	Executive Vice President & Chief Financial Officer
Douglas A. Johns	Executive Vice President & General Counsel
Ann Frederix	Senior Vice President and General Manager, Coatings & Composites
Mark I. Alness	Senior Vice President and General Manager, Global Adhesives

Executive Summary

Fiscal 2020 Company Performance

Despite negative COVID-19 economic headwinds in the first half of 2020, Hexion showed consecutive quarter over quarter growth in the second half of 2020 due to recovering economic demand in many key end markets as we recovered from the global pandemic. We also had our highest fourth quarter Segment EBITDA1 from continuing operations in the last seven years. Despite overall softer earnings and the ongoing pandemic in 2020, we were able to generate strong cash flow from operations2 of $116 million and positive free cash flow3 of $8 million in 2020. We exited the year in a strong financial position with significant liquidity of $561 million to support our ongoing business initiatives. In addition to our strong liquidity performance in 2020, we also had strong environmental health & safety (“EH&S”) safety performance for the year.

1    Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items, other income and expenses and discontinued operations. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. For further information, see Note 20 in Part I of this Annual Report on Form 10-K and below for reconciliation of net (loss) income to Segment EBITDA.
2    Cash Flow From Operations is defined as the Cash Flow provided by Operating activities for its continuing operations from the Company’s 2020
10-K Consolidated Statement of Cashflow for the year ended December 31, 2020.
3    Free cash flow is a non-GAAP financial measure and is a liquidity measure used by the Company. Free cash flow is defined by the Company as net cash provided by (used in) operating activities less capital expenditures on property, plant and equipment.
4    Third Quarter 2019 Segment EBITDA results excludes $18 of previously recorded deferred contract revenue that was accelerated as a result of the application of fresh start accounting in 2019.

Hexion Inc. | 127 | 2020 Form 10-K

Human Capital Management
At December 31, 2020, our continuing operations had approximately 2,600 employees. Approximately 35% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements, including most of our European employees. We believe that we have good relations with our union and non-union employees. We believe our diverse global employee talent is a key driver of our future success and competitive advantage. Hexion offers industry competitive salary and benefits, performance incentive plans and enriching career opportunities that enable employee engagement.
At Hexion, We Do the Right Thing. We act ethically and with integrity.

Acting ethically and with integrity is a core value at Hexion. This is a commitment to our company, our customers, our vendors and ourselves. Every associate, regardless of his or her rank or position is responsible for the ethical health of our organization.

Our commitment to acting ethically is non-negotiable.
•We treat others with respect – regardless of gender, race, age, orientation or background.
•We conduct business with integrity – comply with all anti-trust, anti-bribery, workplace harassment, and conflict-of-interest requirements.
•We engage with each other and remind one another of our commitment to act with integrity.
•We speak up if we witness misconduct or have a compliance concern.
Diversity, Equity and Inclusion

We are focused on accelerating our organization’s commitment to diversity, equity and inclusion worldwide, including developing and implementing a strategy to attract, retain and develop diverse talent and promote an inclusive environment where associates at all levels can perform their best. This is a top priority for us in 2021 and long term. In addition, our Chief Executive Officer (“CEO”) has joined with other company’s CEO’s by signing the “CEO Action for Diversity & Inclusion pledge”. We also recently hired a Director of Diversity, Equity and Inclusion to help implement these goals.

At Hexion, Safety is Our Highest Priority. Our work is never more important than performing it safely.

While 2020 was a challenging year for all of us. Hexion’s associates not only endured but stayed focused on serving our customers, operating our manufacturing sites safely and supporting the communities in which they work and live. In fact, 2020 was the strongest safety performance on record for Hexion across the majority of our metrics. In 2020, we operated in the American Chemistry Council’s safety Occupational Injury and Illness Rate (“OIIR”) top quartile. This is a result of our multi-year initiative to enhanced training, alignment between our manufacturing and Environmental, Health and Safety teams, and our associates’ commitment to each other to remain vigilant as part of our “Get Zero. Get Home” safety initiative. At Hexion, we are committed to making sure that each associate goes home just as they arrived to work.
During this pandemic, we have implemented additional guidelines to further protect the health and safety of our employees as we continue to operate with our suppliers and customers. We have committed to maintaining a paramount focus on the safety of our employees while minimizing potential disruptions caused by COVID-19. For example, we are following all legislatively-mandated travel directives in the various countries where we operate, and we have also put additional travel restrictions in place for our associates designed to reduce the risk from COVID-19. Additionally, we are utilizing extended work from home options to protect our office associates, while adjusting our meeting protocols and processes at our manufacturing sites.

Enhancing worker safety/well-being sustainability goals

In addition to our future sustainability goals, by 2022, Hexion will offer a voluntary well-being program that addresses associate physical, mental, and financial well-being with the goal of 50% associate participation in the program by 2025. Hexion also re-affirmed its commitment to continue to drive toward zero recordable injuries.
Hexion Inc. | 128 | 2020 Form 10-K

Oversight of Executive Compensation

The Board of Directors of the Company’s parent holding company, Hexion Holdings Corporation, is responsible for governance of the Company, including the responsibility for determining the compensation and benefits of our executive officers. All executive compensation decisions made during 2020 for our NEOs were made by the Compensation Committee of the Hexion Holdings Corporation Board of Directors (the “Committee”).
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
In order to obtain a general understanding of current compensation practices when setting total compensation levels for our NEOs, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. As warranted, the Committee may use data obtained from third-party executive compensation salary surveys such as those published by Willis Towers Watson and AonHewitt when determining appropriate total compensation levels for our NEOs. The Committee retained its own executive compensation consultant, Lyons Benenson & Company, Inc., to review and advise the Committee on the Company’s executive compensation program and practices. In 2020, the specific peer companies used by Lyons Benenson & Company, Inc. were the following:

2020 Peer Companies
AdvanSix Inc.	Albemarle Corporation	Ashland Global Holdings, Inc.
Avient Corporation	Celanese Corporation	Eastman Chemical Company
H.B. Fuller Company	Huntsman Corporation	Kraton Corporation
Kronos Worldwide, Inc.	NewMarket Corporation	Olin Corporation
RPM International Inc.	Stepan Company	The Chemours Company
Hexion Inc. | 129 | 2020 Form 10-K

Executive Summary
Executive Compensation Objectives and Strategy
    Our executive compensation program is designed to set compensation and benefits at a level that is appropriate, internally equitable and externally competitive. Specifically, the Committee is guided by the following principles:

Principle	Description
Pay for Performance	We emphasize pay for performance, as measured by achievement of company operational and financial objectives, and the realization of personal goals. We believe that a significant portion of each executive officer’s total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.
Align Incentives with Shareholders	Our executive compensation program is designed to focus our NEOs on our key strategic, financial and operational goals that will translate into long-term value-creation for our shareholders.
Balance Critical Short-Term Objectives and Long-Term Strategy	We believe that the compensation packages we provide to our NEOs should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value-creation for the business.
Attract, Retain and Motivate Top Talent	We design our executive compensation program to be externally competitive in order to attract, retain and motivate the most talented executive officers who will drive company objectives.
Pay for Individual Achievement	We believe that each executive officer’s total compensation should correlate to the scope of his or her responsibilities and relative contributions to the Company’s performance.
CEO Total Direct Compensation

The CEO’s target total direct compensation for 2020 is consistent with our pay for performance philosophy and focuses a significant portion on variable compensation that is closely aligned with Company performance. In the chart below, the CEO’s targeted pay mix is compared to the pay mix reflected in actual delivered compensation for 2020. The major difference when comparing target to actual is driven by the annual incentive payout, which was significantly below target based on 2020 performance. Like many other companies in the chemical industry, our revenues were significantly lower in the second quarter due to the worldwide impact of the coronavirus. This reduction in revenues led to EBITDA performance that missed the target we had set for the second quarter. While our EBITDA performance in the third and fourth quarters of 2020 was higher than the prior year, it was not enough to fully offset the impact of the second quarter, and led to a 0% payout on the EBITDA portion under our annual incentive plan.
Hexion Inc. | 130 | 2020 Form 10-K

2020 CEO and NEO Direct Compensation
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
—%
41%
27%
18%
14%
43%
29%
8%
20%
29%
19%
20%
31%
28%
19%
14%
39%
Target Pay Mix (CEO)
Actual Pay Mix (CEO)
Target Pay Mix (Other NEO's)
Actual Pay Mix (Other NEO's)
Base Salary
Annual Incentive
Restricted Stock Units
Performance Stock Units

2020 Executive Compensation Updates

•Mr. Rogerson, the Company’s CEO, was on a paid medical leave that began March 25, 2020. Mr. Rogerson returned to full-time work on September 14, 2020, although he was working on a part-time basis beginning June 22, 2020. Until Mr. Rogerson returned to full-time work, the Chief Financial Officer, Mr. Knight, served as the Company’s interim Chief Executive Officer.
•The Company continued its focus on (i) motivating our NEOs to deliver improved performance and (ii) retaining key talent during difficult business cycles through the use of the goals set in our annual and long term incentive plans.

Hexion Inc. | 131 | 2020 Form 10-K

•The Committee reviewed the base salaries of our NEOs in the first quarter of the year. After considering the accomplishments of our NEOs, internal equity dynamics and external market factors, the Committee determined to increase the base salaries of four of our NEOs. We delivered these annual merit base salary increases effective July 2020, consistent with our recent past practice. Details of the increases can be found in the “Components of Our Executive Compensation Program- Base Salary” section below.
•The Company is not currently required to hold a shareholder advisory “say-on-pay” vote.

Evaluating Company and Individual Performance
In determining compensation, the Committee considered both prior year accomplishments as well as the accomplishments of our NEOs in 2020:

Named Executive Officer	2020 Accomplishments
Mr. Rogerson Chairman, President and Chief Executive Officer
•Despite negative COVID-19 economic headwinds in the first half of 2020, led the Company to consecutive quarter over quarter growth in the second half of the year.
•Provided key leadership to strategic portfolio optimization efforts during the year.
•Led the Company to excellent cash performance for the year despite missing the annual EBITDA goal due to the impact of the global pandemic.

Mr. Knight Executive Vice President and Chief Financial Officer
•Served as interim CEO and successfully drove initiatives forward.
•Provided key leadership to the sale of our Phenolic Specialty Resin, Hexamine and European-based Forest Products Resins businesses.
•Provided critical support to significant initiatives including the Company’s global Business Services rollout.

Mr. Johns Executive Vice President and General Counsel
•Provide significant legal support to the Company’s sale of our Phenolic Specialty Resin, Hexamine and European-based Forest Products Resins businesses.
•Led the Company’s continued compliance training program.
•Provides significant counsel and advice on key strategic business initiatives.

Ms. Frederix Senior Vice President and General Manager, Coatings & Composites	•Provided key leadership to the Coatings and Composites segment’s recovery from the impact of the global pandemic. •Delivered solid working capital management. •Strong focus on margin improvement.
Mr. Alness Senior Vice President and General Manager, Global Adhesives
•Established a new product development team and process to deliver on key market opportunities.
•Successfully took actions to wind down non-performing business.
•Effectively managed operations at a key Latin America site.

Components of Our Executive Compensation Program
The principal components of our executive compensation program are shown in the table below. The following section describes each of these components in further detail.

Type	Components
Annual Cash Compensation	Base Salary
Annual Cash Incentive Awards
Discretionary Awards
Long-Term Incentives	Equity Awards
Long-Term Cash Awards
Benefits	Health and Welfare Benefits
Retirement Benefits
Other	International Assignment Compensation
Change-in-Control and Severance Benefits
Hexion Inc. | 132 | 2020 Form 10-K

1. Annual Cash Compensation
Base Salaries
The base salaries of our NEOs are designed to be commensurate with the position’s overall responsibility, complexity and difficulty, and scope and impact within the organization, as well as the executive’s performance in the role and ability to assume increasing levels of responsibility within Hexion. The annual base salaries of our NEOs are also intended to be internally equitable and externally competitive with the market.
The Committee reviews our NEOs' base salary levels (i) annually, in conjunction with annual performance reviews, or (ii) in connection with promotions or significant changes in job responsibilities. When evaluating base salary increases, the Committee considers various factors, such as job performance, total target compensation, internal equity, impact on value-creation and the external competitive marketplace.
The base salary change for each NEO is shown in the table below. No base salary increase was granted to Mr. Rogerson based on market considerations. The effective date of the salary increases for Messrs. Knight, Johns and Alness was June 29, 2020, and Ms. Frederix’s salary increase was effective July 1, 2020, both consistent with our past practice in delivering annual merit increases.

Name	2019 Base Salary	2020 Base Salary	2020 Increase (Decrease)
Mr. Rogerson Chairman, President and Chief Executive Officer	$1,250,000	$1,250,000	—%
Mr. Knight Executive Vice President and Chief Financial Officer	$524,579	$540,316	3.00%
Mr. Johns Executive Vice President and General Counsel	$530,660	$543,927	2.50%
Ms. Frederix (1) Senior Vice President and General Manager, Coatings & Composites	$401,049	$413,080	3.00%
Mr. Alness Senior Vice President and General Manager, Global Adhesives	$460,000	$473,800	3.00%
(1)Ms. Frederix’s local currency salary was converted from Euros to US Dollars based on a 2020 average exchange rate of 1.1389 Euros per US Dollar.
Annual Incentive Awards
Our annual incentive compensation plan (“ICP”) is a short-term performance-based plan designed to reward participants for delivering increased value to the organization relative to specific financial and other critical business objectives that have been approved by the Committee at the beginning of each performance year . Annual incentive compensation awards are targeted at a level that, when combined with base salaries and other components of our total rewards program, is intended to yield total annual cash compensation that is competitive in the external marketplace, while awards for performance that exceeds the established targets are intended to result in total annual cash compensation above the market median.
The performance targets under the ICP are identical for our top executives and other ICP eligible, salaried associates. We strive to set annual incentive award measures and goals that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value-creation, while allowing the Company to attract and retain highly talented senior executives. Annual ICP measures and goals are determined in connection with the development of an overall budget for Hexion Holdings Corporation and its subsidiaries. Performance goals may be based on a number of factors, such as our prior-year performance, current market trends, anticipated synergies, integration efforts around acquired assets or businesses, potential pricing actions, raw material projections, the realization of planned productivity initiatives, expansion plans, new product development, environmental, health and safety, and other financial and/or strategic factors that could potentially impact operations.
The 2020 Annual Incentive Compensation Plan
In early 2020, the Committee approved the 2020 ICP for the Company and its subsidiaries, which we refer to as the “2020 ICP.” Under the 2020 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health & safety (“EH&S”) goals.

Hexion Inc. | 133 | 2020 Form 10-K

The Hexion performance goals were established based on the following measures:

Measure	Description	2020 ICP Target
Segment EBITDA
Equals earnings before interest, taxes, depreciation and amortization, adjusted to exclude discontinued operations, certain non-cash and other unusual income and expense items.

See Items 7 & 8 of Part II of this Annual Report on Form 10-K for a reconciliation of Hexion Net Income to Segment EBITDA.
Hexion Segment EBITDA (1) ($415.0 million) Coatings & Composites Segment EBITDA ($164.4 million) Global Resins Segment EBITDA ($211.1 million)
Cash Flow from Operations
Encompasses Segment EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other operating cash flow items such as income taxes paid and pension contributions. Cash flow from operations excludes restructuring, unusual financing transactions, Business Services implementation costs and any proceeds/costs relative to acquisitions and divestitures.
Hexion Global Cash Flow (Net cash generation of $100 million)
SIFs	Severe or high-potential incidents.	Three (3) incidents
OIIR	Occupational illness and injury rate.	0.53 Which would represent top quartile performance among medium-sized companies in the American Chemistry Council.
ERI	Total environmental incidents	15 incidents A reduction of five (5) incidents or 25% improvement from the prior year.
(1)Reflects EBITDA reported for the overall company (globally), including Corporate costs that are not allocated to the segments.
Each of the 2020 performance goals was measured independently such that a payout for the achievement of one element was not dependent upon the achievement of any other performance measure. This was intended to keep associates focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.
Awards under the 2020 ICP were calculated as follows: each participant was designated a target award under the 2020 ICP based on a percentage of his or her base salary, which varies by participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. The target bonus percentages for the NEOs are reflected in the chart below.
Note: For the EBITDA and Cash Flow goals, no payout is earned at the minimum level of achievement. NEOs begin to earn a payout only when      achievement exceeds the minimum. See table below for payout percentages for EH&S goals.
Hexion Inc. | 134 | 2020 Form 10-K

In 2020, for the EBITDA and Cash Flow goals, the Committee established a minimum level of performance at or below which there is no payout for that component. Above the minimum level of performance, each NEO earns a payout calculated on a linear path up to and including the target level of performance (100% payout). Above the target level of performance, each NEO earns a payout calculated on a linear path up to and including the maximum level of performance (200% payout). The Committee established fixed payout percentages for our NEOs for the EH&S goals. The Committee established minimum (30% payout), target (100% payout) and maximum (200% payout) levels of performance for OIIR and ERI. Only target (100% payout) and maximum (200% payout) levels of performance were established for SIFs.

	Minimum	Target	Maximum
Hexion Segment EBITDA (1)	$375.0	$415.0	$450.0
Coatings & Composites Segment EBITDA (1)	$148.6	$164.4	$178.3
Global Resins Segment EBITDA (1)	$190.7	$211.1	$228.9
Hexion Global Cash Flow (1)	$60	$100	$140
Payout percentages applicable to achievement of EBITDA and Cash Flow goals	—	100%	200%
EH&S Goal - SIFs (2)	NA	3	1
EH&S Goal - OIIR	0.65	0.53	0.35
EH&S Goal - ERI	18	15	12
Payout percentages applicable to achievement of EH&S goals	30%	100%	200%
(1)Amounts reflected are in millions.
(2)Reflects number of incidents.
The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2020 ICP awards granted to our NEOs. The 2020 ICP award amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Each NEO’s actual bonus under the 2020 ICP is calculated based on the information provided in the table below. In each case, the “Target Award” amount for each NEO is multiplied by the weighting percentage and performance achieved percentage for each individual component to determine the payout for that component. The total bonus payout is the sum of the individual component payouts.
Hexion Inc. | 135 | 2020 Form 10-K

Name	Incentive Target (% of Base Salary)	Target Award ($)(1)	Performance Criteria / Weighting %	Performance Achieved (%)	2020 ICP Payout ($)

Mr. Rogerson	125%	1,562,500	Hexion Global EBITDA - Corp / 65%	0%	—
			Hexion SIF / 5%	200%	126,099
			Hexion OIIR / 2.5%	144%	45,536
			Hexion ERI / 2.5%	200%	63,050
			Hexion Cash Flow / 25%	58%	181,268

Mr. Knight	70%	378,221	Hexion Global EBITDA / 65%	0%	—
			Hexion SIF / 5%	200%	37,822
			Hexion OIIR / 2.5%	144%	13,658
			Hexion ERI / 2.5%	200%	18,911
			Hexion Cash Flow / 25%	58%	54,369

Mr. Johns	70%	380,749	Hexion Global EBITDA - Corp / 65%	0%	—
			Hexion SIF / 5%	200%	38,075
			Hexion OIIR / 2.5%	144%	13,749
			Hexion ERI / 2.5%	200%	19,037
			Hexion Cash Flow / 25%	58%	54,733

Ms. Frederix	60%	247,848	Hexion Global EBITDA - BU / 32.5%	0%	—
			Hexion Coatings & Composites EBITDA - BU / 32.5%	10%	8,136
			Hexion SIF / 5%	200%	24,785
			Hexion OIIR / 2.5%	144%	8,950
			Hexion ERI / 2.5%	200%	12,392
			Hexion Cash Flow / 25%	58%	35,628

Mr. Alness	60%	284,280	Hexion Global EBITDA - BU / 32.5%	0%	—
			Hexion Global Resins EBITDA - BU / 32.5%	0%	—
			Hexion SIF / 5%	200%	28,428
			Hexion OIIR / 2.5%	144%	10,266
			Hexion ERI / 2.5%	200%	14,214
			Hexion Cash Flow / 25%	58%	40,865
(1)Ms. Frederix’s ICP target award and payout was converted from Euros to US Dollars based on a 2020 average exchange rate of 1.1389 Euros per US Dollar.
Discretionary Awards
The CEO periodically uses discretionary awards to reward exemplary efforts. Often, such efforts are required by atypical business conditions or are related to special projects impacting long-term business results. Discretionary awards are also used for retention purposes or in connection with a new hiring or promotion. Any discretionary award to an executive officer must be approved by the Committee. In 2020, Mr. Rogerson recommended, and the Committee approved, a discretionary award for Mr. Knight to reward him for the significant additional contributions he made during the period Mr. Knight served as both CFO and interim CEO of the Company while Mr. Rogerson was out on a medical leave. In addition, the Committee approved a discretionary award for Mr. Rogerson which resulted in a total payout relative to target consistent with the other NEOs in corporate roles. Please see Footnote 1 to our Summary Compensation Table below for details of both awards.

2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value-creation, and further aligning the interests of our executive officers with those of our shareholders. Our NEOs, as well as other members of the leadership team and other eligible associates, participate in the equity plan sponsored by Hexion Holdings Corporation. Awards under these plans are factored into the executive compensation program established by the Committee.
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
Hexion Inc. | 136 | 2020 Form 10-K

function as a retention incentive, while awards that are conditioned on performance- and service-vesting requirements are linked to the attainment of specific longer-term financial goals.
In August 2019, the Board adopted the Hexion Holdings Corporation 2019 Omnibus Incentive Plan (the “2019 Plan”). Under the 2019 Plan, annual grants were made in March 2020 to the NEOs, which included the following types of equity awards: (i) time-based restricted stock units (“RSUs”) and (ii) performance-based stock units (“PSUs”). These equity awards were granted to our NEOs and other selected management team executives who are critical to delivering on the current and future performance goals of Hexion Holdings Corporation. These awards were granted to management in order to retain these executives and align their interests to those of our shareholders.
The stock units granted are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one share of common stock of Hexion Holdings Corporation. Of the stock units granted to the NEOs in March 2020, forty percent (40%) are RSUs and the remaining sixty percent (60%) are PSUs. The RSUs vest in equal installments on the first three anniversaries of the grant date.
The PSUs are divided into two equal tranches. The first tranche (50% of the PSUs granted) is earned based on achievement of adjusted return on invested capital (“Adjusted ROIC”) for the trailing 12 month period ending December 31, 2022. The second tranche (50% of the PSUs granted) is earned based on achievement of EBITDA margin (“EBITDA Margin”) for the trailing 12-month period ending December 31, 2022. Any PSUs earned based on the performance criteria become vested when settled in July 2023. The performance targets and percentage of PSUs eligible to be earned are reflected in the tables below.

Adjusted ROIC	Percentage of Adjusted ROIC PSUs earned	EBITDA Margin	Percentage of EBITDA Margin PSUs Earned
13.0%	50.0%	13.0%	50.0%
14.0%	100.0%	15.0%	100.0%
15.0%	150.0%	17.0%	150.0%

If the executive resigns without good reason prior to the settlement date:

•Vested RSUs are retained and any unvested RSUs are cancelled as of the resignation date.

▪Earned and unearned PSUs are cancelled as of the resignation date.
If the executive is terminated by the Company without cause, or the executive resigns for good reason prior to the settlement date:

•Vested RSUs are retained. The tranche of the RSUs that would vest on the immediately succeeding vesting date following the termination date of the executive accelerate and become immediately vested upon the executive’s termination date. Unvested RSUs as of the termination date are cancelled on the termination date.

•A pro-rata number of the PSUs remain eligible to be earned based on the number of days the executive is employed by the Company during the January 1, 2020 through December 31, 2022 period. The remaining PSUs are cancelled on the termination date.

If the executive dies or becomes disabled prior to the settlement date:

•The RSUs vest in full and all vested RSUs are settled as soon as administratively feasible, but in no event later than 30 days following such date of termination.
•Earned PSUs immediately vest and are settled as soon as administratively feasible, but in no event later than 30 days following the executive’s termination date. Unearned PSUs are cancelled upon the executive’s termination date.

Upon the executive’s retirement following attainment of age 60 with at least five years of service with the Company, and upon the executive providing the Company with four (4) months advance notice of the executive’s retirement date:

•Any unvested RSUs continue to vest in full.
•A pro-rata number of the PSUs remain eligible to be earned based on the number of days the executive is employed by the Company during the January 1, 2020 through December 31, 2022 period. The remaining PSUs are cancelled on the executive’s retirement date.

Unless otherwise noted above, vested RSUs and earned PSUs are subject to settlement in July 2023.

Hexion Inc. | 137 | 2020 Form 10-K

If a change-in-control transaction takes place during the RSU vesting period, all unvested RSUs will automatically vest and be settled in cash as soon as administratively feasible, but in no event later than 14 days following such change in control. If a change in control takes place prior to December 31, 2022, a pro-rata number of PSUs shall be deemed earned based on the number of days that elapsed from January 1, 2020 through the date of the change in control. Such earned PSUs vest immediately upon such change in control and will be settled in cash as soon as administratively feasible, but in no event later than 14 days following such change in control.
Unless otherwise noted above, (i) vested RSUs are subject to settlement and delivery of the underlying shares of common stock in July 2023; and (ii) earned PSUs are subject to settlement and delivery of the underlying shares of common stock in July 2023 unless, prior to the settlement date, the executive resigns his or her employment. Termination of employment for cause will result in the executive forfeiting earned, vested or unvested awards upon the termination date.
The details of the grants made to our NEOs are shown in the “Grants of Plan-Based Awards” table below.
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
In July 2017, following the retirement announcement of Mr. Craig Morrison, our former CEO, a modification was made to the 2016 awards to ensure stability and retention of key associates; including the NEOs, except for Mr. Rogerson. A portion of these awards that were payable based on achievement of performance metrics were converted into time-based awards payable in 2020 or 2021 as applicable. The LTIP was assumed by Hexion Holdings Corporation upon emergence from the balance sheet restructuring process on July 1, 2019. The amounts paid in July 2020 to Messrs. Knight, Johns, and Alness were $791,666, $862,021, and $352,296, respectively. Ms. Frederix will receive payment of the remaining tranche of her 2016 award in July 2021.
The above amounts are reported in the “Bonus” column of the Summary Compensation Table below.
3. Benefits and Perquisites
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
Each of our NEOs, other than Ms.Frederix, also participates in our savings plan, a defined contribution plan (the “401(k) Plan”), which allows eligible U.S. associates to make pre-tax contributions from 1% to 15% of eligible earnings up to the U.S. tax limits for qualified plans. Those associates are also eligible to receive matching contributions from the Company equal to 100% on contributions of up to 5% of eligible earnings. In addition, the Company makes an annual retirement contribution, ranging from 3% to 7% of eligible earnings depending on years of service, to eligible associates actively employed on the last day of the year. An additional company contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year. Ms. Frederix participates in a defined benefit pension plan offered to our Belgium associates, as further described in the Narrative to the Pension Benefits Table below.
Each of our NEOs, other than Messrs. Johns and Rogerson and Ms. Frederix, participated in a qualified cash balance pension plan on substantially the same terms as other plan participants (the “Hexion U.S. Pension Plan”). The Hexion U.S. Pension Plan was frozen in 2009, as discussed further in the Narrative to the Pension Benefits table below.  In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, the Company provided a non-qualified retirement plan intended to provide plan participants, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for the qualified plan (the “Hexion Supplemental Plan”).  The benefits in the Hexion Supplemental Plan associated with the Hexion U.S. Pension Plan were also frozen in 2009.  Our NEOs participated in the Hexion Supplemental Plan on the same basis as our other highly compensated salaried associates.
Additionally, because individuals are subject to U.S. tax limitations on contributions to a qualified retirement plan, and following the freezing of the Hexion Supplemental Plan, the Company established a non-qualified Supplemental Executive Retirement Plan (“SERP”) in 2011, which provides a benefit on eligible earnings that exceed the U.S. tax limit applicable to our 401(k) Plan. In 2020, our NEOs, other than Ms. Frederix, were eligible to receive a 5% company contribution on eligible earnings in excess of $285,000, which is the same benefit received by our other highly compensated salaried associates.
    There were no significant changes to the Company’s benefit plans in 2020 that would impact our NEOs. There are descriptions of these plans in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.
Hexion Inc. | 138 | 2020 Form 10-K

The Company may provide certain additional benefits to an executive officer if he or she is on a temporary international or domestic assignment. These benefits are externally competitive and a means to compensate the executive officer for financial expenses that would not exist if the executive remained in his or her home. For example, the Company may provide family travel and housing allowances, other one-time allowances, tax equalization payments, and reimbursements or payments for relocation from the executive officer’s home. In addition, pursuant to the Company’s relocation policy, certain expenses are grossed up to protect the executive from the tax consequences associated with those certain relocation expenses. We believe that, as a global company, it is necessary to offer this benefit to encourage key associates and executives to temporarily relocate for strategic business reasons. None of our NEOs received additional benefits related temporary assignment or relocation in 2020.

Perquisites

A company-leased car is provided to Ms. Frederix and Mr. Alness in connection with their commercial responsibilities. Ms. Frederix pays a statutorily-determined tax based on the fiscal price of the car and a CO2 emission rate, consistent with market practice. The Company imputes income to Mr. Alness each year, and withholds appropriate taxes, based on the value of the car and the percentage of time Mr. Alness uses the company car for his personal benefit, also consistent with market practice.

Employment Agreements and Restrictive Covenants
We entered into an employment agreement with Mr. Rogerson effective July 1, 2019. Otherwise, we don’t have employment agreements with our NEOs other than in countries where it is common practice to employ an executive by contract.

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

Compensation Committee of the Board of Managers

Jeffrey D. Benjamin (Chairman)
James N. Chapman
Stephen D. Newlin
John K. Wulff

(1)SEC filings sometimes “incorporate information by reference.” This means the Company is referring the reader to information that has previously been filed with the SEC, and that this information should be considered as part of the filing. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Hexion Inc. | 139 | 2020 Form 10-K

SUMMARY COMPENSATION TABLE
The following table provides information about the compensation of our Chief Executive Officer, Chief Financial Officer, and our three next most highly compensated executive officers whom we collectively refer to as our NEOs.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(h) (3)	All Other Compensation ($) (i) (4)	Total ($) (j)
Craig A. Rogerson President and Chief Executive Officer	2020	1,250,000	99,445	5,925,000	—	415,953	2,235	115,041	7,807,674
	2019	1,125,000	—	23,814,996	—	1,068,178	330	202,013	26,210,517
	2018	1,000,000	—	—	—	916,000	—	374,556	2,290,556

George F. Knight Executive Vice President and Chief Financial Officer	2020	532,447	1,041,666	1,022,228	—	124,760	16,476	69,229	2,806,806
	2019	515,464	250,113	1,602,096	—	306,139	49,028	67,772	2,790,612
	2018	496,612	475,000	—	—	324,672	—	53,412	1,349,696

Douglas A. Johns Executive Vice President and General Counsel	2020	537,293	862,021	894,343	—	125,594	1,414	66,598	2,487,263
	2019	523,936	208,428	1,255,704	—	309,688	430	64,306	2,362,492
	2018	517,213	517,213	—	—	331,637	—	50,548	1,416,611

Ann Frederix Senior Vice President and General Manager Global Epoxies	2020	407,065	—	520,436	—	89,891	1,049,294	13,667	2,080,353
	2019	375,986	290,626	974,250	—	105,232	793,347	—	2,539,441

Mark I. Alness Senior Vice President Global Resins	2020	466,900	352,296	605,661	—	93,773	13,770	61,315	1,593,715

(1)The amounts shown in column (d) for 2020 reflect time-based amounts paid under the LTIP and for Messrs. Rogerson and Knight, also includes a discretionary bonuses of $99,445 and $250,000, respectively, as described in the Compensation Discussion & Analysis above.
(2)The amounts shown in column (g) for 2020 reflect the amounts earned under the 2020 ICP, based on performance achieved for 2020. The material terms of the 2020 ICP are described in the Compensation Discussion & Analysis above. Payments under the 2020 ICP were made in March 2021.
(3)The amounts shown in column (h) reflect the net actuarial increase in the present value of benefits under the Hexion U.S. Pension Plan and the Hexion Supplemental Plan for Messrs Knight and Alness. The increase in net present value for 2020 includes: for Mr. Knight, a $11,211 increase; and for Mr. Alness, a $9,142 increase in net present value. Mr. Rogerson, Ms. Frederix, and Mr. Johns are not participants in these plans. In addition, the amounts reported include excess interest credits in the Hexion non-qualified deferred compensation plans for Messrs. Rogerson, Knight, Johns and Alness. The amount reported for Ms. Frederix is the net present value increase in 2020 to her accrued benefit in the Hexion Belgium Pension Plan. See the Pension Benefits Table below, including the Narrative to Pension Benefits Table, for additional information regarding our pension calculations, including the assumptions used for these calculations.
(4)The amounts shown in the All Other Compensation column for 2020 include: for Mr. Rogerson: $115,041 of company contributions made or accrued to the defined contribution plans,, for Mr. Knight: $69,229 of company contributions made or accrued to the defined contribution plans; for Mr. Johns: $66,598 of company contributions made or accrued to the defined contribution plans; for Mr. Alness: $61,315 of company contributions made or accrued to the defined contribution plans, as well as the cost associated with personal use of his company car; and for Ms.Frederix $13,667, reflecting the cost associated with personal use of her company car.
Hexion Inc. | 140 | 2020 Form 10-K

GRANTS OF PLAN-BASED AWARDS
The following table presents information about grants of plan-based awards during the year ended December 31, 2020, including the annual incentive compensation plan (2020 ICP) and annual equity awards granted under the 2019 MIP.

Name (a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (h) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (i)	Exercise or Base Price of Option Awards ($/share) (j)	Grant Date Fair Value of Stock and Option Awards ($)(k)(3)
	Threshold ($) (b)	Target ($) (c)	Maximum ($) (d)	Threshold (#) (e)	Target (#) (f)	Maximum (#) (g)
Craig A. Rogerson
2020 ICP	3,906	1,562,500	3,125,000	—	—	—	—	—	—	—
2020 Equity Grant
RSUs	—	—	—	—	—	—	150,000	—	—	2,370,000
PSUs	—	—	—	112,500	225,000	337,500	—	—	—	3,555,000
George F. Knight
2020 ICP	946	378,221	756,442	—	—	—	—	—	—	—
2020 Equity Grant
RSUs	—	—	—	—	—	—	25,879	—	—	408,888
PSUs	—	—	—	19,410	38,819	58,229	—	—	—	613,340
Douglas A. Johns
2020 ICP	620	380,749	761,497	—	—	—	—	—	—	—
2020 Equity Grant
RSUs	—	—	—	—	—	—	22,642	—	—	357,744
PSUs	—	—	—	16,981	33,962	50,943	—	—	—	536,600
Ann Frederix
2020 ICP	952	247,848	435,229	—	—	—	—	—	—	—
2020 Equity Grant
RSUs	—	—	—	—	—	—	13,176	—	—	208,181
PSUs	—	—	—	9,837	19,673	29,510	—	—	—	312,255
Mark I. Alness
2020 ICP	711	284,280	568,560	—	—	—	—	—	—	—
2020 Equity Grant
RSUs	—	—	—	—	—	—	15,333	—	—	242,261
PSUs	—	—	—	11,500	23,000	34,500	—	—	—	363,400
(1)        The number reported reflects the number of performance-based stock units that could be earned based on achievement of the performance criteria at minimum, target and maximum. The aggregate Target Award was converted into a performance-based award (60%) based on a Hexion Holdings Corporation stock price of $15.00 per share.
(2)        The number reported reflects the number of time-based restricted stock units granted. The aggregate Target Award value was converted into a time-based award (40%) based on a Hexion Holdings Corporation stock price of $15.00 per share.
(3)        The values shown are based on a fair value of $15.80 per share for the time-based restricted stock units and the performance based stock units at Target.

Hexion Inc. | 141 | 2020 Form 10-K

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
Ms. Frederix’s Employment Agreement, as amended July 1, 2019, provides for (i) a base salary at the rate of three hundred fifty-two thousand one hundred and twenty-seven euros (EUR 352,127) per annum, (ii) an annual cash bonus with a target amount equal to 60% of her base salary, based on the achievement of certain targets determined annually by the Board, and (iii) a commitment that Ms. Frederix will participate in the Company’s equity incentive program upon terms and conditions established by the Board.In addition, Ms. Frederix receives a company car benefit under the company car policy for Europe.
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
Mr. Alness’s Terms of Employment dated July 1, 2019 provide for (i) a base salary at the rate of four hundred sixty thousand dollars ($460,000) per year, (ii) an annual cash bonus with a target amount equal to 60% of base salary, based on the achievement of certain targets determined annually by the Board, and (iii) health and welfare and retirement benefits on the same terms and conditions as other eligible associates. In addition, Mr. Alness receives a company car under the company car arrangements offered to eligible U.S. associates.

Grants of Plan-Based Awards

Each of our NEOs received an annual equity grant on March 9, 2020. The grant was delivered in a mix of time-based restricted stock units (40% of total award value) and performance-based stock units (60% of total award value). The time-based restricted stock units vest in equal installments on each of the first three anniversaries of the grant date and will be settled as soon as administratively feasible in July 2023. Fifty percent (50%) of the performance-based stock units are earned based on achievement of EBITDA margin for the trailing twelve month period ending December 31, 2022. A minimum of 50% will be earned if EBITDA margin of 13% is achieved, and a maximum of 150% will be earned if EBITDA margin of 17% is achieved. The remaining 50% of the performance-based stock units are earned based on achievement of adjusted return on invested capital (“Adjusted ROIC”) for the trailing twelve month period ending December 31, 2022. A minimum of 50% will be earned if Adjusted ROIC of 13% is achieved, and a maximum of 150% of the target shares will be earned if Adjusted ROIC of 15% is achieved. Any shares earned will vest and be settled as soon as administratively feasible in July 2023.

Hexion Inc. | 142 | 2020 Form 10-K

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table presents information about outstanding stock awards held by our NEOs as of December 31, 2020. The securities underlying the awards are common shares of Hexion Holdings, and the awards were granted under the Hexion Holdings Corporation 2019 Omnibus Incentive Plan. See the footnotes and Narrative to Outstanding Equity Awards Table below, as well as the description of Equity Awards above, for a discussion of this plan and the vesting conditions applicable to the awards.

	Stock Awards(1)
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (b) (2)	Market Value of Shares or Units or Stock That Have Not Vested ($) (c) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (d) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(e) (3)
Craig A. Rogerson
Restricted Stock Units	700,000	8,575,000	―	―
Performance Stock Units	―	―	1,508,333	18,477,079

George F. Knight
Restricted Stock Units	62,879	770,268	―	―
Performance Stock Units	—	—	125,152	1,533,112

Douglas A. Johns
Restricted Stock Units	51,642	632,615	―	―
Performance Stock Units	—	—	101,629	1,244,955

Ann Frederix
Restricted Stock Units	35,676	437,031	―	―
Performance Stock Units	—	—	72,263	885,222

Mark I. Alness
Restricted Stock Units	40,333	494,079	―	―
Performance Stock Units	—	—	81,333	996,329
(1)Reflects grants made on September 9, 2019 and March 9, 2020
(2)The award granted September 9, 2019 vests in three equal annual installments on the first three anniversaries of July 1, 2019 however, is subject to forfeiture based on resignation prior to the settlement date. Settlement of vested awards that have not been forfeited will occur and will be settled within 10 days following July 1, 2022. The award granted March 9, 2020 vests in three equal annual installments on the first three anniversaries of the grant date and will be settled as soon as administratively feasible in July 2023.
(3)The market values shown in Columns (h) and (j) are based on the closing price of a share of Hexion Holdings Corporation common stock on the over-the-counter market as of December 31, 2020.
(4)Twenty-five percent (25%) of the award granted September 9, 2019 vests when, at any time during the Vesting Period, a $20 .00 volume-weighted average price (VWAP) is attained. Thereafter, an additional 7.5% of the award will vest with each $1.00 increase in the VWAP during the Vesting Period, until 100% of the award is vested if a $30.00 VWAP is attained during the Vesting Period. Any portion of the award that vests prior to July 1, 2022 areis subject to settlement and delivery of the underlying shares of common stock in July 2022, and any portion of the award that vests on or after July 1, 2022, but before July 1, 2023, is subject to settlement and delivery of the underlying shares of common stock in July 2023. Fifty percent (50%) of the award granted March 9, 2020 is earned based on achievement of EBITDA margin for the trailing twelve month period ending December 31, 2022. A minimum of 50% of the target shares will be earned if EBITDA margin of 13% is achieved and a maximum of 150% of the target shares will be earned if EBITDA margin of 17% is achieved. The remaining 50% of the award granted on March 9, 2020 is earned based on achievement of adjusted return on invested capital (“Adjusted ROIC”) for the trailing twelve month period ending December 31, 2022. A minimum of 50% of the target shares will be earned if Adjusted ROIC of 13% is achieved and a maximum of 150% of the target shares will be earned if Adjusted ROIC of 15% is achieved. Any shares earned will vest and be settled as soon as administratively feasible in July 2023.
Hexion Inc. | 143 | 2020 Form 10-K

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

Grants of time-based and performance-based stock units were made in September 2019 and March 2020 to a select group of certain Company leaders, including our Named Executive Officers. The amount of each award was based on the executive’s scope of responsibility, market data, contribution to value creation and other relevant factors determined by the Board in its discretion. Grants of time-based restricted stock units and performance-based stock units were made. The time-based awards require continued service and function as a retention incentive, while the performance-based awards vest upon achievement of certain stock prices over a four-year period financial metrics, which we believe provides both a retention incentive and encourages the attainment of specific long-term financial objectives. The material terms of the grants made to our Named Executive Officers under the 2019 MIP in 2020 are further described in the Narrative to the Grants of Plan-Based Awards table.
OPTION EXERCISES AND STOCK VESTED
The Option Exercises and Stock Vested table is omitted since there were no such transactions for our NEOs during the year ended December 31, 2020.
PENSION BENEFITS
The following table presents information regarding the benefits payable to each of our NEOs at, following, or in connection with their retirement under the qualified and non-qualified defined benefit pension plans of the Company as of December 31, 2020. The table does not provide information regarding the Company’s qualified or non-qualified defined contribution plans. The amounts shown in the table for each participant represent the present value of the annuitized benefit and do not represent the actual cash value of a participant’s account.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Craig A. Rogerson(2)	Hexion U.S. Pension Plan	—	—	—
	Hexion Supplemental Plan	—	—	—
George F. Knight	Hexion U.S. Pension Plan	12.23	213,099	—
	Hexion Supplemental Plan	11.74	102,774	—
Douglas A. Johns(2)	Hexion U.S. Pension Plan	—	—	—
	Hexion Supplemental Plan	—	—	—
Ann Frederix (2)	Hexion Belgium Pension Plan	29.92	4,917,556	—
Mark Alness	Hexion U.S. Pension Plan	31	258,706	—
	Hexion Supplemental Plan	30.51	54,539
(1)The number of years of credited service set forth in column (c) reflects the number of years between the NEO’s hire date and the earlier of (i) the plan freeze date, and (ii) December 31, 2020. The number of years of credited service is used to determine benefit accrual under the applicable plan.
(2)Messrs. Rogerson and Johns, and Ms. Frederix, do not participate in the Hexion U.S. Pension Plan or the Hexion Supplemental Plan.
Narrative to Pension Benefits Table
Hexion U.S. Pension Plan, Hexion Supplemental Plan and Hexion Belgium Pension Plan
The benefits associated with the Hexion U.S. Pension Plan and Hexion Supplemental Plan were frozen June 30, 2009, and January 1, 2009, respectively. Although participants will continue to receive interest credits under the plans, no additional benefit credits will be provided. Prior to the freeze, the Hexion U.S. Pension Plan provided benefit credits equal to 3% of earnings up to the social security wage base for the year, plus 6% of eligible earnings in excess of the social security wage base for the year, subject to the IRS-prescribed limit applicable to tax-qualified plans.
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

Hexion Inc. | 144 | 2020 Form 10-K

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
Messrs. Knight and Alness are currently eligible for early retirement under the Hexion U.S. Pension Plan, having met the eligibility criteria of having reached age 55 with 10 years of service with the Company.
Ms. Frederix, our NEO in Belgium, participates in a contributory defined benefit pension plan covering certain employees in Belgium. The benefit is determined based on salary as well as service history with the company. The employee contributes between 1.5% to 5% of eligible earnings based on a specified formula and the company is responsible for the remainder of the cost.
For a discussion of the assumptions applied in calculating the benefits reported in the table above, please see Note 16 to our Consolidated Financial Statements included in Part II of Item 8 in this Annual Report on Form 10-K.
NONQUALIFIED DEFERRED COMPENSATION
The following table presents information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c) (1)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Craig A. Rogerson
Hexion Supplemental Plan	—	—	—	—	—
Hexion SERP	—	88,050	4,191	—	190,660
George F. Knight
Hexion Supplemental Plan	—	―	6,394	—	216,616
Hexion SERP	—	28,007	3,478	—	133,327
Douglas A. Johns
Hexion Supplemental Plan	—	―	—	—	—
Hexion SERP	—	28,779	2,652	—	105,744
Ann Frederix
Hexion Supplemental Plan	—	―	—	—	—
Hexion SERP	—	—	—	—	—
Mark I. Alness
Hexion Supplemental Plan	—	―	5,293	—	179,332
Hexion SERP	—	14,974	3,384	—	122,927
(1)    The amount shown in column (c) for the Hexion SERP is included in the All Other Compensation column of the Summary Compensation Table for 2020. These amounts were earned in 2019 and credited to the accounts by Hexion in 2020.

Hexion Inc. | 145 | 2020 Form 10-K

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
Mr. Alness is entitled to severance based on the standard guidelines for an E1 level executive from the March 2014 MPM Severance Plan, which was adopted by Hexion Holdings Corporation following emergence from Chapter 11. The standard guideline for an E1 level executive are two (2) weeks of severance per year of service with a minimum of thirty-six (36) weeks and a maximum of fifty-two (52) weeks. Based on his years of service with the company, Mr. Alness would receive fifty-two (52) weeks.

Hexion Inc. | 146 | 2020 Form 10-K

Termination Payments
The following table describes payments our NEOs would have received had the individual’s employment been terminated by the Company without cause, or in the case of Rogerson, by the executive for good reason or a change-in-control, as of December 31, 2020.

Name	Cash Severance ($)(1)	Estimated Value of Benefits ($)(2)	2019 LTI (3)	Restricted Stock Units(4)	Performance Stock Units (Refer to footnote)	Pension and Nonqualified Plan Payouts(5)
Craig A. Rogerson
Termination Without Cause	5,625,000	35,195	1,667,420	2,858,333	(6)	190,660
Resignation with Good Reason	5,625,000	35,195	―	2,858,333	(6)	190,660
Termination Due to Change-in-Control	8,437,500	35,195	1,667,420	8,575,000	(7)	190,660
Change in Control	—	—	—	8,575,000	(7)	—
George F. Knight
Termination Without Cause	810,474	24,186	250,113	256,755	(6)	665,816
Resignation with Good Reason	—	—	—	—	(8)	665,816
Termination Due to Change-in-Control	—	—	250,113	770,268	(7)	665,816
Change in Control	—	—	—	770,268	(7)	—
Douglas A. Johns
Termination Without Cause	815,890	47,479	208,428	210,870	(6)	105,744
Resignation with Good Reason	—	—	—	—	(8)	105,744
Termination Due to Change-in-Control	—	—	208,428	632,615	(7)	105,744
Change in Control	—	—	—	632,615	(7)	—
Ann Frederix
Termination Without Cause	—	—	118,702	145,677	(6)	—
Resignation with Good Reason	—	—	—	―	(8)	—
Termination Due to Change-in-Control	—	—	118,702	437,031	(7)	—
Change in Control	—	—	—	437,031	(7)	—
Mark I. Alness
Termination Without Cause	473,800	19,840	166,742	164,693	(6)	615,504
Resignation with Good Reason	—	—	—	—	(8)	615,504
Termination Due to Change-in-Control	—	—	166,742	494,079	(7)	615,504
Change in Control	—	—	—	494,079	(7)	—
(1)This column reflects cash severance payments due under the NEO’s employment agreement, or under the applicable severance guidelines of the Company, as described above, based on salary as of December 31, 2020. The cash severance due to Ms. Frederix would be based on applicable local legislation and company guidelines.
(2)This column reflects the estimated value of health care benefits and outplacement services. Under the Company’s severance guidelines, each NEO, other than Ms.Frederix, would be entitled to 12 months of executive outplacement services in the event of a termination through no fault of their own. The values are based upon the Company’s estimated cost of providing such benefits as of December 31,2020.
(3)The amount shown in this column is the amount that would be due pursuant to the 2019 LTI plan provisions.
(4)Amounts shown reflect the value of outstanding restricted stock units that would be due pursuant to plan and award agreement provisions, calculated based on the year-end stock price of Hexion Holdings Corporation.
(5)The amounts shown reflect the value of vested benefits as of December 31, 2020 for each of the other NEOs.
(6)The performance stock units granted on September 9, 2019 (the “2019 PSUs”) vest based on stock price and, upon termination without cause and, in Mr. Rogerson’s case, resignation with good reason, on December 31, 2020, the 2019 PSUs would continue to have the opportunity to vest, based on stock price, for the one-year period following termination of employment. Any 2019 PSUs that subsequently vest during the one-year period following termination of employment would be settled in shares of Hexion Holdings Corporation common stock in July 2022. The performance stock units granted on March 9, 2020 (the “2020 PSUs”) are earned based on achievement of specified Company performance criteria measured for the trailing twelve month period ending December 31, 2022. Upon termination without cause and, in Mr. Rogerson’s case, resignation with good
Hexion Inc. | 147 | 2020 Form 10-K

reason, on December 31, 2020, one-third of the 2020 PSUs would remain outstanding and eligible to be earned based on achievement of the performance criteria. Any 2020 PSU’s subsequently earned would vest and be settled in shares of Hexion Holdings Corporation common stock in July 2023.
(7)With respect to the 2019 PSUs, upon a change in control, the 20 consecutive trading-day volume weighted average price per share of Hexion Holdings Corporation common stock (“VWAP”) shall be deemed to equal the per share price of Hexion Holdings Corporation common stock implied (or actually paid) in the change in control transaction as of such change in control, and the performance period shall expire immediately following such change in control. Any PSUs that vest based on the VWAP, as well as any previously vested PSUs, shall be settled within 10 days following such change in control in an amount of cash equal to the fair market value of such PSUs on the date of the change in control. With respect to the 2020 PSUs, if a change in control occurs prior to the end of the performance period, the performance period shall expire immediately following such change in control, and a number of PSUs equal to the product of (x) the number of PSUs granted multiplied by (y) a fraction, the numerator of which is the number of days that elapsed from January 1, 2020 through the date of the change in control and the denominator of which is the number of days from January 1, 2022 through December 31, 2022, shall be deemed earned and shall vest immediately upon such change in control. Any PSUs that are deemed earned shall vest and be settled as soon as administratively feasible, but in no event later than 14 days following such change in control, in an amount of cash equal to the fair market value of such vested PSUs on the date of the change in control.
(8)Messrs. Knight, Johns, Alness, and Ms. Frederix, do not have a resignation with good reason provision in employment arrangements that would entitle them to any additional benefits beyond any benefits that have already vested as of December 31, 2020.
In addition to these benefits, our NEOs would also generally be entitled to receive the benefits set forth above in the Pension Benefits Table and Nonqualified Deferred Compensation Table following a termination of employment for any reason.
Other Change-in-Control Payments
    NEOs will be entitled to accelerated vesting of their outstanding unvested equity awards under the 2019 MIP, as reflected above, in connection with certain corporate transactions or change-in-control transactions. In addition, under the 2016 LTIP Awards, the service components of the awards would be deemed satisfied upon a change-in-control transaction but the performance conditions would not be deemed satisfied upon a change-in-control transaction.

Hexion Inc. | 148 | 2020 Form 10-K

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
    For the most recently completed fiscal year ended December 31, 2020:
•The median of the annual total compensation of all our employees (other than our CEO) was $78,495; and
•The annual total compensation of our CEO was $7,807,674.
Pay Ratio

Annual Total Compensation of Mr. Rogerson, our CEO	Median of the Annual Total Compensation of All Employees	Pay Ratio
$7,807,674	$78,495	99
Methodology
    Consistent with Item 402(u) of Regulation S-K, we have determined the median paid employee’s to-date average foreign exchange rates were used to translate the local currency to U.S dollars for the median paid employee for 2020. The pay ratio was 357 to 1 in 2019, primarily due to the one-time stock award granted to Mr. Rogerson in 2019. In 2020, the pay ratio decreased to 99 to 1, as Mr. Rogerson’s 2020 annual grant was less than his one-time stock award in 2019.
The table below lists the components of total compensation for Mr. Rogerson:

Compensation Component	Annualized Amount
Salary	$1,250,000
Bonus	99,445
Stock Awards	5,925,000
Non-Equity Incentive Plan	415,953
Change in Pension Value and Non-qualified Deferred Compensation Earnings	2,235
All Other Compensation:
Employer 401(k) match (qualified plan)	14,250
Employer annual retirement contribution (qualified plan)	8,550
Employer supplemental executive retirement plan contribution, including interest credits (non-qualified plan)	92,241
Commuting and housing allowance, including tax gross-up	—
Total annualized compensation	$7,807,674
DIRECTOR COMPENSATION
The following table presents information regarding the compensation earned or paid during 2020 to our directors who are not also NEOs and who served on the Board of Directors of Hexion Holdings during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Total ($)
Carol S. Eicher(1)	117,500	326,523	444,023
Patrick Bartels(1)	125,000	326,523	451,523
Joaquin Delgado(1)	110,000	326,523	436,523
Jeffrey D. Benjamin(1)	170,000	410,800	580,800
James N. Chapman(1)	140,000	326,523	466,523
Stephen D. Newlin(1)	110,000	326,523	436,523
Michael J. Shannon(1)	125,000	326,523	451,523
John K. Wulff(1)	130,000	326,523	456,523

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
Hexion Inc. | 149 | 2020 Form 10-K

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

    During 2020, Directors received grants of time-based restricted stock units (RSUs) on January 31, 2020 and August 14, 2020. The RSUs granted on January 31, 2020 reflect the initial equity grant made to directors following the Company’s emergence from Chapter 11 on July 1, 2019. These RSUs vest in three equal annual installments on July 1, 2020, July 1, 2021 and July 1, 2022. The RSUs granted on August 14, 2020 reflect the 2020 annual equity grant and vest in three equal annual installments on June 1, 2021, June 1, 2022 and June 1, 2023. Settlement of the RSUs granted on August 14, 2020 is deferred until the Director leaves Board service. The table below shows the current number of unvested RSUs held by each of our directors.

Name	Unvested RSUs
Carol S. Eicher	16,222
Patrick Bartels	16,222
Joaquin Delgado	16,222
Jeffrey D. Benjamin	20,445
James N. Chapman	16,222
Stephen D. Newlin	16,222
Michael J. Shannon	16,222
John K. Wulff	16,222
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Benjamin, Chapman, Newlin, and Wulff, whose names appear on the Compensation Committee Report above, are not employed by Hexion Holdings. None of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2020.

Hexion Inc. | 150 | 2020 Form 10-K

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Hexion Holdings is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information available to the Company regarding the beneficial ownership of Hexion Holdings, as of December 31, 2020, unless otherwise noted below, and showing the combined number of Class B common Stock and warrants, granting rights to purchase Class B Common Stock, and the percentage owned by:

•each person known to beneficially own more than 5% of the Class B common Stock of Hexion Holdings;

•each of Hexion’s 2020 Named Executive Officers;

•each current member of the Board of Directors of Hexion Holdings; and

•all of the executive officers and current members of the Board of Directors of Hexion Holdings as a group.
As of December 31, 2020, Hexion Holdings had 58,529,727 Class B Common Stock issued and 57,568,295 outstanding as well as 10,177,908 outstanding warrants. The amounts and percentages of common units and warrants beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class B Common Stock and warrants, and has not pledged any such units as security.

Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Equity
Funds affiliated with Goldentree Asset Management, LP(1)	13,423,984	21.5%
Funds and managed accounts affiliated with Cyrus Capital Partners, L.P.(2)	9,205,306	14.9%
Funds affiliated with Monarch Alternative Capital LP(3)	6,603,589	11.2%
Funds affiliated with Blackstone(4)	5,568,963	9.7%
Funds affiliated with Brigade Capital Management, L.P.(5)	4,628,811	8.0%
Funds affiliated with Davidson Kempner Capital Management, L.P.(6)	3,911,170	6.8%
Funds affiliated with Capital Research & Management Company (U.S.)(7)	3,185,752	5.5%
Funds affiliated with Oak Hill Advisors, L.P.(8)	3,127,867	5.4%
Funds affiliated with Loomis Sayles & Company, L.P.(9)	3,055,040	5.3%
Patrick J. Bartels(10)	—	*
Jeffrey D. Benjamin(10)	—	*
James N. Chapman(10)	—	*
Joaquin Delgado(10)	—	*
Carol S. Eicher(10)	—	*
Michael J. Shannon(10)	—	*
John K. Wulff(10)	—	*
Stephen D. Newlin(10)	—	*
Craig A. Rogerson (11)	—	*
George F. Knight (11)	—	*
John P. Auletto (11)	—	*
Nathan E. Fisher (11)	—	*
Douglas A. Johns (11)	—	*
Matthew A. Sokol (11)	—	*
Paul G. Barletta (11)	—	*
Ann Frederix (11)	—	*
Mark Alness(11)	—	*
All Directors and Executive Officers as a group	—	*
 *    less than 1%
(1)As of February 16, 2021. Includes 4,762,314 shares issuable upon exercise of a warrants issued on July 1, 2019. The shares and warrants are owned by funds managed by GoldenTree Asset Management, LP, whose address is 300 Park Ave, New York, NY 10022.
Hexion Inc. | 151 | 2020 Form 10-K

(2)As of February 16, 2021. Includes 4,151,668 shares issuable upon exercise of a warrants issued on July 1, 2019. The address of Cyrus Capital Partners, LP is 65 East 55 Street, 34th Floor, New York, NY 10022
(3)As of February 16, 2021. Includes 1,263,926 shares issuable upon exercise of a warrants issued on July 1, 2019. Monarch Alternative Capital LP (“MAC”) serves as advisor or agent to certain funds and entities that hold the securities referenced.  By virtue of the agreements governing such relationships, MAC may be deemed to beneficially own such securities.  MDRA GP LP (“MDRA GP”) is the general partner of MAC and Monarch GP LLC (“Monarch GP”) is the general partner of MDRA GP.  By virtue of such relationships, MAC, MDRA GP and Monarch GP may be deemed to share voting and dispositive power over the securities.  The address for these entities is 535 Madison Avenue, 26th Floor, New York, New York 10022.
(4)As of February 16, 2021. Represents (i) 375,006 shares held directly by GSO Churchill Partners LP, (ii) 1,708,340 shares held directly by GSO Credit Alpha II Trading (Cayman) LP, and (iii) 3,485,617 shares held directly by GSO CSF III Holdco (Cayman) LP (and, collectively with GSO Churchill Partners LP and GSO Credit Alpha II Trading (Cayman) LP, the “BXC Funds”).  GSO Churchill LLC is the general partner of GSO Churchill Partners LP.  GSO Credit Alpha Associates II LP is the general partner of GSO Credit Alpha II Trading (Cayman) LP.  The general partners of GSO Credit Alpha Associates II LP are GSO Credit Alpha Associates II (Delaware) LLC and GSO Credit Alpha Associates II (Cayman) Ltd.  GSO Capital Solutions Associates III LP is the general partner of GSO CSF III Holdco (Cayman) LP.  The general partners of GSO Capital Solutions Associates III LP are GSO Capital Solutions Associates III (Delaware) LLC and GSO Capital Solutions Associates III (Cayman) Ltd.  GSO Holdings I L.L.C. is the managing member of each of GSO Churchill LLC, GSO Credit Alpha Associates II (Delaware) LLC and GSO Capital Solutions Associates III (Delaware) LLC, and a shareholder of each of GSO Credit Alpha Associates II (Cayman) Ltd. and GSO Capital Solutions Associates III (Cayman) Ltd.  Blackstone Holdings II L.P. is the managing member of GSO Holdings I L.L.C. with respect to securities beneficially owned by the BXC Funds.  Blackstone Holdings I/II GP L.L.C. is the general partner of Blackstone Holdings II L.P.  The Blackstone Group Inc. is the sole member of Blackstone Holdings I/II GP L.L.C. Blackstone Group Management L.L.C. is the sole holder of the Class C common stock of The Blackstone Group Inc. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.  Each of the foregoing entities and Mr. Schwarzman disclaims beneficial ownership of the securities held directly by the BXC Funds (other than the BXC Funds to the extent of their direct holdings). The principal business address of each is 345 Park Avenue, New York, NY 10154.
(5)As of February 17, 2021. Brigade is Brigade Capital Management, LP (on behalf of its various funds and accounts). The address is 399 Park Avenue, 16th Floor, New York, NY 10022.
(6)The address of Davidson Kempner Capital Management, L.P. is 520 Madison Avenue, 30th Floor, New York, NY 10022. The share amount listed has been obtained from a third-party source and has not been confirmed by Davidson Kempner Capital Management, L.P.
(7)As of January 22, 2021. The address of Capital Research & Management Company is 333 S. Hope St., 55th Floor, Los Angeles, CA 90071. The share amount listed has been obtained from a third-party source and has not been confirmed by Capital Research & Management Company.
(8)As of January 22, 2021. The address of Oak Hill Advisors, L.P. is 114 Avenue of the Americas, 27th Floor, New York, NY 10036. The share amount listed has been obtained from a third-party source and has not been confirmed by Oak Hill Advisors, L.P.
(9)The address of Loomis, Sayles & Company, L.P. is One Financial Ctr., Boston, MA 02111.
(10)The address for Messrs. Bartels, Benjamin, Chapman, Delgado, Shannon, Wulff, Newlin and Ms. Eicher is c/o Hexion Inc., 180 E. Broad St., Columbus, Ohio 43215
(11)The address for Messrs. Rogerson, Knight, Auletto, Fisher, Johns, Sokol, Barletta, Alness and Ms. Frederix is c/o Hexion Inc., 180 E. Broad St., Columbus, Ohio 43215.
As of December 31, 2020, Hexion Inc. has no compensation plans that authorize issuing our common stock to employees or non-employees. In addition, there have been no sales or repurchases of our equity securities during the past fiscal year. However, our Parent Company, Hexion Holdings, has issued and may issue from time to time equity awards to our employees and directors that are denominated in or based upon the Class B Common Stock of Hexion Holdings. As the awards were granted in exchange for service to us these awards are included in our consolidated financial statements. For a discussion of these equity plans see Note 16 in Item 8 of Part II and Item 11 of Part III of this Annual Report on Form 10-K. Additionally, our Parent Company, Hexion Holdings, has repurchased 961,432 Class B Common Stock and 47,537 warrants during the year ended December 31, 2020.
Hexion Inc. | 152 | 2020 Form 10-K

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
Related Transactions
Transactions with Apollo
    As of the Company’s emergence from bankruptcy on July 1, 2019, Apollo is no longer a related party to the Company. The disclosures below are through July 1, 2019 and only reflect the time period when Apollo was a related party. Sales to various Apollo affiliates were $1 million and $2 million for the Predecessor period January 1, 2019 through July 1, 2019 and for the year ended December 31, 2018. There were no purchases during the Predecessor period January 1, 2019 through July 1, 2019 and for the year ended December 31, 2018.
Management Consulting Agreement
The Company was party to a Management Consulting Agreement with Apollo (the “Management Consulting Agreement”) pursuant to which the Company received certain structuring and advisory services from Apollo and its affiliates. Apollo was entitled to an annual fee equal to the greater of $3 million or 2% of the Company’s Adjusted EBITDA. In conjunction with the Company’s Chapter 11 proceedings and the Support Agreement filed on April 1, 2019, Apollo agreed to waive its annual management fee for 2019. In connection with the Company’s emergence from Chapter 11, the Management Consulting Agreement was terminated pursuant to the Confirmation Order, as of the Effective Date.
Transactions with MPM
    As of May 15, 2019, MPM was no longer under the common control of Apollo and, accordingly, is no longer a related party to the Company. During the year ended December 31, 2018, the Company sold less than $1 million of products to MPM. There were no products sold to MPM during the Predecessor period January 1, 2019 through July 1, 2019. During the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, the Company earned less than $1 million from MPM as compensation for acting as distributor of products and had purchases of $10 million and $32 million, respectively.

Hexion Inc. | 153 | 2020 Form 10-K

Shared Services Agreement
The Company previously held a shared services agreement with MPM (the “Shared Services Agreement”). Under this agreement, the Company provided to MPM, and MPM provided to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. On March 14, 2019, MPM terminated the Shared Services Agreement, which triggered a transition period for the parties to work together to facilitate an orderly transition of services. The transition of services was completed on September 1, 2020. During the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018, the Company incurred approximately $15 million and $28 million, respectively, of net costs for shared services and MPM incurred approximately $14 million and $21 million of net costs for shared services. Included in the net costs incurred during the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018 were net billings from Hexion to MPM of $11 million and $14 million, respectively.
Other Transactions and Arrangements
In March 2020, the Company entered into a $10 million short term affiliate loan with its Parent at a 0% interest rate to fund Parent share repurchases. In June 2020, the Company made a $10 million non-cash distribution to its Parent treated as a return of capital to settle this affiliate loan. The Company made an additional $3 million return of capital distribution to its Parent to fund additional Parent share repurchases in December 2020. This return of capital reduced “Paid-in capital” in the Consolidated Balance Sheet at December 31, 2020.
The Company sells products and provides services to, and purchases products from, its other joint ventures which are accounted for under the equity method of accounting. Refer to the below table for a summary of the sales and purchases with the Company and its joint ventures which are recorded under the equity method of accounting:

	Successor		Predecessor
	Year Ended December 31, 2020	July 2, 2019 through December 31, 2019	January 1, 2019 through July 1, 2019	Year Ended December 31, 2018
(in millions)
Sales to joint ventures(1)(2)	$2	$2	$2	$9
Purchases from joint ventures(2)	1	2	2	6
(1)Sales to joint ventures includes sales to the Russia JV of $1 million, $1 million, $1 million, and $7 million for the year ended December 31, 2020, the Successor period July 2, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through July 1, 2019 and the year ended December 31, 2018 and is included in the Held for Sale Business.
(2)There were no sales to joint ventures or purchases from joint ventures for the Predecessor period July 1, 2019.

(in millions)	December 31, 2020	December 31, 2019
Accounts receivable from joint ventures(1)	$ <1	$1
Accounts payable to joint ventures	—	<1
(1)    Accounts receivable from joint ventures is mostly comprised of receivables from the Russia JV included in the Held for Sale Business. Accounts receivable from the Company’s other joint ventures was less than $1 million for both December 31, 2020 and 2019.
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $4 million and $7 million as of December 31, 2020 and 2019, respectively, from the Russia JV. This loan receivable has been included in “Long-term assets held for sale” within the Consolidated Balance Sheets.
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

Hexion Inc. | 154 | 2020 Form 10-K

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2020 and 2019 (in millions):

	PwC
	2020	2019
Audit fees (1)	$4.2	$7.0
Audit-related fees (2)	0.2	0.2
Tax fees (3)	0.6	1.5
Other fees (4)	1.4	0.1
Total	$6.4	$8.8
(1)Audit Fees: This category includes fees and expenses billed by PwC for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees and expenses for engagements performed at U.S. and international locations.
(2)Audit-Related Fees: This category includes fees and expenses billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for the reviews of SEC registration statements and other SEC reporting services as well as audit fees for other stand-alone financial statements of certain entities of the registrant.
(3)Tax Fees: This category includes fees and expenses billed by PwC for domestic and international tax compliance, planning services, tax advice and assistance with bankruptcy.
(4)Other Fees: This category includes other fees billed for non-recurring work, related to transactions, due diligence or other one-time services.
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
Hexion Inc. | 155 | 2020 Form 10-K

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)Consolidated Financial Statements – The financial statements and related notes of Hexion Inc., and the reports of independent registered public accounting firms are included at Item 8 of this report.
(2)Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.
(3)Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1†	Transaction Agreement dated as of April 22, 2005 among RPP Holdings, Resolution Specialty Materials Holdings LLC, BHI Acquisition Corp., BHI Merger Sub One, BHI Merger Sub Two Inc. and Borden Chemical Inc.	S-1/A	333-124287	2.1	7/15/2005
2.2†	SOC Resins Master Sale Agreement dated July 10, 2000 among Shell Oil Company, Resin Acquisition, LLC and Shell Epoxy Resins Inc.	S-4	333-57170	2.1	3/16/2001
2.3†	SPNV Resins Sale Agreement dated as of September 11, 2000 between Shell Petroleum N.V. and Shell Epoxy Resins Inc.	S-4	333-57170	2.2	3/16/2001
2.4	Assignment and Assumption Agreement dated November 13, 2000 between Shell Epoxy Resins Inc. and Shell Epoxy Resins LLC	S-4	333-57170	2.3	3/16/2001
2.5	Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and RPP Holdings LLC	S-4	333-57170	2.4	3/16/2001
3.1	Restated Certificate of Incorporation of Hexion Inc. dated as of January 15, 2015	10-K	001-00071	3.1	3/10/2015
3.2	Amended and Restated Bylaws of Hexion Inc.	10-K	001-00071	3.2	3/10/2015
4.1	Form of Indenture between Borden, Inc. and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, the Second Supplemental Indenture dated as of February 1, 1993 and the Third Supplemental Indenture dated as of June 26, 1996, related to the $200,000,000 9.20% Debentures due 2021 and $750,000,000 7.875% Debentures due 2023	S-3	33-45770	4(a) thru 4(d)
4.2	Indenture, dated as of January 29, 2010, by and among Hexion Finance Escrow LLC, Hexion Escrow Corporation and Wilmington Trust FSB, as trustee, related to the $1,000,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	2/4/2010
4.3	Supplemental Indenture, dated as of January 29, 2010, by and among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust FSB, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	2/4/2010
4.4	Supplemental Indenture, dated as of June 4, 2010, by and among NL COOP Holdings LLC, Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 8.875 Senior Secured Notes due 2018	8-K	001-00071	4.1	6/9/2010
4.5	Second Supplemental Indenture, dated as of January 14, 2013, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $200,000,000 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.1	1/18/2013
4.6	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 8.875% Senior Secured Notes due 2018	8-K	001-00071	4.2	12/5/2014
4.7	Indenture, dated as of November 5, 2010, among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, the Company, the guarantors named therein and Wilmington Trust Company, as trustee, related to the $574,016,000 9.0% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	11/12/2010
4.8	First Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., Hexion Nova Scotia Finance ULC, the guarantors party thereto and Wilmington Trust Company, as trustee, related to the 9.00% Second-Priority Senior Secured Notes due 2020	8-K	001-00071	4.3	12/2/2014
4.9	Second Supplemental Indenture, dated as of June 19, 2018 among Hexion Deer Park LLC, Hexion Inc, Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as trustee.	10-Q	001-00071	4.5	11/13/2018
4.10	Indenture, dated as of March 14, 2012, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $450,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	3/20/2012
Hexion Inc. | 156 | 2020 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.11	First Supplemental Indenture, dated as of January 31, 2013, among Hexion U.S. Finance Corp., Momentive Specialty Chemicals Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the additional $1,100,000,000 First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	2/6/2013
4.12	Second Supplemental Indenture, dated as of March 28, 2013, by and among Hexion U.S. Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/3/2013
4.13	Third Supplemental Indenture, dated as of December 2, 2014, by and among Momentive Specialty Chemicals Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the 6.625% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	12/2/2014
4.14	Fourth Supplemental Indenture, dated as of June 19, 2018, among Hexion Deer Park LLC, Hexion Inc. and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.1	11/13/2018
4.15	Indenture, dated as of April 15, 2015, by and among Hexion Inc., the Guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $315,000,000 10.00% First-Priority Senior Secured Notes due 2020	8-K	001-00071	4.1	4/15/2015
4.16	First Supplemental Indenture, dated as of June 19, 2018, among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.2	11/13/2018
4.17	Indenture, dated as of February 8, 2017, between Hexion 2 U.S. Finance Corp. and Wilmington Trust, National Association, as trustee, related to the $485,000,000 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.1	2/10/2017
4.18	Supplemental Indenture, dated as of February 8, 2017, among Hexion Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the $485,000,000 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.2	2/10/2017
4.19	Second Supplemental Indenture, dated as of May 12, 2017, by and among Hexion Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, related to the $75,000,000 additional 10.375% First-Priority Senior Secured Notes due 2022.	8-K	001-00071	4.1	5/12/2017
4.20	Third Supplemental Indenture, dated as of June 19, 2018, among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.3	11/13/2018
4.21	Indenture, dated as of February 8, 2017, among Hexion Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, related to the $225,000,000 13.75% Senior Secured Notes due 2022.	8-K	001-00071	4.3	2/10/2017
4.22	First Supplemental Indenture, dated as of June 19, 2018, among Hexion Inc., Hexion Deer Park LLC and Wilmington Trust, National Association, as trustee.	10-Q	001-00071	4.4	11/13/2018
4.23	Indenture, dated as of July 1, 2019, by and among Hexion Inc., the subsidiary guarantors party thereto from time to time named therein and Wilmington Trust, National Association as Trustee, related to the $	8-K	001-00071	4.1	7/2/2019
4.24	Agreement of Resignation, Appointment and Acceptance, dated as of March 29, 2019, among Hexion Inc., Wilmington Trust, National Association and Wilmington Savings Fund Society, FSB, related to the 13.75% Senior Secured Notes due 2022.	8-K	001-00071	4.1	4/1/2019
4.25	Agreement of Resignation, Appointment and Acceptance, dated as of April 9, 2019, among Hexion Inc., Wilmington Trust, National Association and U.S. Bank National Association, related to the 6.625% First-Priority Senior Secured Notes due 2020, the 10.00% First-Priority Senior Secured Notes due 2020 and the 10.375% First-Priority Senior Secured Notes due 2022.	10-K	001-00071	4.24	4/11/2019
10.1‡	BHI Acquisition Corp. 2004 Deferred Compensation Plan	10-Q	001-00071	10(iv)	11/15/2004
10.2‡	BHI Acquisition Corp. 2004 Stock Incentive Plan	10-Q	001-00071	10(v)	11/15/2004
10.3‡	Resolution Performance Products Inc. 2000 Stock Option Plan	S-4	333-57170	10.26	3/16/2001
10.4‡	Resolution Performance Products Inc. 2000 Non - Employee Directors Stock Option Plan	S-4	333-57170	10.27	3/16/2001
10.5‡	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan, as amended and restated May 31, 2005	S-1/A	333-124287	10.34	9/19/2005
10.6‡	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees	S-4	333-122826	10.12	2/14/2005
10.7‡	Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.52	7/15/2005
10.8‡	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan	S-1/A	333-124287	10.53	7/15/2005
10.9‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan	S-1/A	333-124287	10.54	7/15/2005
Hexion Inc. | 157 | 2020 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10‡	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan	S-1/A	333-124287	10.55	7/15/2005
10.11‡	Hexion LLC 2007 Long-Term Incentive Plan dated April 30, 2007	10-Q	001-00071	10.1	8/14/2007
10.12	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto	S-1/A	333-124287	10.63	7/15/2005
10.13	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC	S-1/A	333-124287	10.64	7/15/2005
10.14‡	Amended and Restated Executives’ Supplemental Pension Plan for Hexion Specialty Chemicals, Inc., dated as of September 7, 2005	8-K	001-00071	10	9/12/2005
10.15‡	Amended and Restated Employment Agreement dated as of August 12, 2004 between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua	10-Q	001-00071	10(ii)	11/15/2004
10.16‡	Summary of Terms of Employment between Hexion Specialty Chemicals, Inc. and Joseph P. Bevilaqua dated August 10, 2008	10-K	001-00071	10.23	3/9/2010
10.17‡	Momentive Specialty Chemicals Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2011	8-K	001-00071	99.1	1/6/2012
10.18	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvi)	3/28/2003
10.19	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership	10-K	001-00071	(10)(xxvii)	3/28/2003
10.20	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10.13	3/16/2001
10.21	Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V	S-4	333-57170	10140	3/16/2001
10.22	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Shell Epoxy Resins LLC	S-4	333-57170	10190	3/16/2001
10.23	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10210	3/16/2001
10.24	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V.	S-4	333-57170	10220	3/16/2001
10.25†	Second Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2004 between Shell Chemical L.P. and Resolution Performance Products LLC.	10-K	001-00071	10450	3/22/2007
10.26	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10230	3/16/2001
10.27	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Shell Epoxy Resins LLC	S-4	333-57170	10240	3/16/2001
10.28	Amended and Restated Agreement of Sub-Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V.	S-4	333-57170	10250	3/16/2001
10.29	Amended and Restated Management Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.	S-1/A	333-124287	10660	7/15/2005
10.30	Collateral Agreement dated as of November 3, 2006 among Hexion Specialty Chemicals, Inc. and subsidiary parties thereto, and Wilmington Trust Company, as Collateral Agent	10-K	001-00071	10570	3/11/2009
10.31	Credit Agreement with exhibits and schedules dated as of March 3, 2009 among Hexion Specialty Chemicals, Inc., Borden Luxembourg S.a.r.l., Euro V (BC) S.a.r.l., Euro VI (BC) S.a.r.l. and AAA Co-Invest VI (EHS-BC) S.a.r.l.	10-Q	001-00071	10400	8/13/2009
10.32	SUPPLEMENT dated as of June 4, 2010, to the Collateral Agreement dated as of November 3, 2006, among HEXION SPECIALTY CHEMICALS, INC., a New Jersey corporation, each Subsidiary Party party thereto and WILMINGTON TRUST COMPANY, as Collateral Agent (in such capacity, the “Collateral Agent”) for the Secured Parties (as defined therein)	8-K	001-00071	10500	6/9/2010
10.33	Joinder and Supplement to Collateral Agreement dated November 5, 2010 among the Company and subsidiary parties thereto, and Wilmington Trust Company, as trustee and collateral agent	8-K	001-00071	10200	11/12/2010
Hexion Inc. | 158 | 2020 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.34‡	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.70	3/18/2011
10.35‡	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.71	3/18/2011
10.36‡	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-172943	10.72	3/18/2011
10.37‡	Management Investor Rights Agreement, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-172943	10.73	3/18/2011
10.38	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	001-00071	10.2	3/17/2011
10.39	Fourth Joinder and Supplement to Intercreditor Agreement, dated as of March 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust Company, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.5	3/20/2012
10.40‡	First Amended Resolution Specialty Materials Inc 2004 Stock Option Plan	10-Q	001-00071	10.1	11/13/2012
10.41‡	First Amended Hexion LLC 2007 Long-Term Incentive Plan	10-Q	001-00071	10.2	11/13/2012
10.42	Fifth Joinder and Supplement to Intercreditor Agreement, dated January 14, 2013, by and among Wilmington Trust, National Association, as trustee, JPMorgan Chase Bank N.A., as intercreditor agent, Wilmington Trust, National Association, as trustee and collateral agent and as second-priority agent, Momentive Specialty Chemicals Holdings LLC, Momentive Specialty Chemicals Inc. and each subsidiary of Momentive Specialty Chemicals Inc. party thereto.	8-K	001-00071	10.2	1/18/2013
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
Hexion Inc. | 159 | 2020 Form 10-K

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
Hexion Inc. | 160 | 2020 Form 10-K

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
Hexion Inc. | 161 | 2020 Form 10-K

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
Hexion Inc. | 162 | 2020 Form 10-K

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
		8-K	001-00071	10.3	7/2/2019
10.107‡	Hexion Holdings Corporation 2020 Incentive Compensation Plan	10-K	001-00071	10.107	3/3/2020
10.108‡	2019 PERFORMANCE STOCK UNIT AWARD AGREEMENT	10-Q	001-00071	10.2	5/14/2020
10.109‡	2019 RESTRICTED STOCK UNIT AWARD AGREEMENT	10-Q	001-00071	10.3	5/14/2020
10.110‡	Hexion Holdings Corporation 2021 Incentive Compensation Plan	10-K				X
18.1	Letter from PricewaterhouseCoopers, dated May 13, 2015 regarding preferability of a change in accounting principle	10-Q	001-00071	18.1	5/13/2015
21.1	List of Subsidiaries of Hexion Inc.					X
31.1	Rule 13a-14 Certifications:
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X
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
Hexion Inc. | 163 | 2020 Form 10-K

ITEM 16 - FORM 10-K SUMMARY
None.
Hexion Inc. | 164 | 2020 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEXION INC.

By:	/s/ George F. Knight
George F. Knight
Executive Vice President and Chief Financial Officer
Date: March 10, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature	Date
Craig A. Rogerson	Director, President and Chief Executive Officer (Principal Executive Officer) and Director, Hexion Holdings Corporation	/s/ Craig A. Rogerson	March 10, 2021

George F. Knight	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ George F. Knight	March 10, 2021

Colette B. Barricks	Senior Vice President and General Controller (Principal Accounting Officer)	/s/ Colette B. Barricks	March 10, 2021

Patrick J. Bartels	Director, Hexion Holdings Corporation	/s/ Patrick J. Bartels	March 10, 2021

Jeffrey D. Benjamin	Director, Hexion Holdings Corporation	/s/ Jeffrey D. Benjamin	March 10, 2021

James N. Chapman	Director, Hexion Holdings Corporation	/s/ James N. Chapman	March 10, 2021

Joaquin Delgado	Director, Hexion Holdings Corporation	/s/ Joaquin Delgado	March 10, 2021

Carol S. Eicher	Director, Hexion Holdings Corporation	/s/ Carol S. Eicher	March 10, 2021

Michael J. Shannon	Director, Hexion Holdings Corporation	/s/ Michael J. Shannon	March 10, 2021

John K. Wulff	Director, Hexion Holdings Corporation	/s/ John K. Wulff	March 10, 2021

Stephen D. Newlin	Director, Hexion Holdings Corporation	/s/ Stephen D. Newlin	March 10, 2021

Hexion Inc. | 165 | 2020 Form 10-K