Form 10-Q
period 2021-03-31
HEXION INC.
filed 2021-05-12
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 1, 2021: 100

HEXION INC.

Hexion Inc. | 2 | Q1 2021 Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $3 and $4, respectively)	$134	$204
Accounts receivable (net of allowance for doubtful accounts of $3)	410	331
Inventories:
Finished and in-process goods	196	180
Raw materials and supplies	96	85
Current assets held for sale (see Note 4)	141	114
Other current assets	51	39
Total current assets	1,028	953
Investment in unconsolidated entities	11	10
Deferred tax assets	7	7
Long-term assets held for sale (see Note 4)	325	342
Other long-term assets	77	85
Property and equipment:
Land	78	79
Buildings	122	122
Machinery and equipment	1,260	1,270
	1,460	1,471
Less accumulated depreciation	(244)	(212)
	1,216	1,259
Operating lease assets	100	103
Goodwill	164	164
Other intangible assets, net	1,057	1,079
Total assets	$3,985	$4,002
Liabilities and Equity
Current liabilities:
Accounts payable	$349	$339
Debt payable within one year	52	82
Interest payable	20	30
Income taxes payable	12	6
Accrued payroll and incentive compensation	49	42
Current liabilities associated with assets held for sale (see Note 4)	88	70
Current portion of operating lease liabilities	19	19
Other current liabilities	99	111
Total current liabilities	688	699
Long-term liabilities:
Long-term debt	1,714	1,710
Long-term pension and post employment benefit obligations	235	250
Deferred income taxes	157	161
Operating lease liabilities	74	76
Long-term liabilities associated with assets held for sale (see Note 4)	74	74
Other long-term liabilities	207	209
Total liabilities	3,149	3,179
Commitments and contingencies (see Note 9)
Equity
Common stock —$0.01 par value; 100 shares authorized, issued and outstanding	—	—
Paid-in capital	1,175	1,169
Accumulated other comprehensive loss	(31)	(27)
Accumulated deficit	(308)	(319)
Total equity	836	823
Total liabilities and equity	$3,985	$4,002
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 3 | Q1 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net sales	$753	$687
Cost of sales (exclusive of depreciation and amortization shown below)	584	565
Selling, general and administrative expense	70	64
Depreciation and amortization	49	49
Asset impairments	—	16
Business realignment costs	5	20
Other operating (income) expense, net	(3)	7
Operating income (loss)	48	(34)
Interest expense, net	24	26
Other non-operating income	(4)	—
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	28	(60)
Income tax expense (benefit)	16	(3)
Income (loss) from continuing operations before earnings from unconsolidated entities	12	(57)
Earnings from unconsolidated entities, net of taxes	—	1
Income (loss) from continuing operations, net of taxes	12	(56)
Loss from discontinued operations, net of taxes	(1)	(3)
Net income (loss)	$11	$(59)
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 4 | Q1 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income (loss)	$11	$(59)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(9)	(42)
Unrealized gain (loss) on cash flow hedge	5	(15)
Other comprehensive loss	(4)	(57)
Comprehensive income (loss)	$7	$(116)
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 5 | Q1 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows used in operating activities
Net income (loss)	$11	$(59)
Less: Loss from discontinued operations, net of tax	(1)	(3)
Income (loss) from continuing operations	12	(56)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	49	49
Non-cash asset impairments	—	16
Deferred tax benefit	—	(2)
(Gain) loss on sale of assets and dispositions	(4)	2
Unrealized foreign currency losses	8	6
Non-cash stock based compensation expense	6	5
Other non-cash adjustments	(1)	—
Net change in assets and liabilities:
Accounts receivable	(88)	(87)
Inventories	(32)	7
Accounts payable	20	(12)
Income taxes payable	10	2
Other assets, current and non-current	(7)	(5)
Other liabilities, current and non-current	(22)	(19)
Net cash used in operating activities from continuing operations	(49)	(94)
Net cash provided by (used in) operating activities from discontinued operations	5	(8)
Net cash used in operating activities	(44)	(102)
Cash flows used in investing activities
Capital expenditures	(24)	(26)
Proceeds from sale of assets and dispositions, net	7	—
Net cash used in investing activities from continuing operations	(17)	(26)
Net cash used in investing activities from discontinued operations	(4)	(6)
Net cash used in investing activities	(21)	(32)
Cash flows (used in) provided by financing activities
Net short-term debt borrowings (repayments)	2	(10)
Borrowings of long-term debt	71	181
Repayments of long-term debt	(76)	(25)
Distribution of affiliate loan (see Note 6)	—	(10)
Net cash (used in) provided by financing activities	(3)	136
Effect of exchange rates on cash and cash equivalents, including restricted cash	(2)	(6)
Change in cash and cash equivalents, including restricted cash	(70)	(4)
Cash, cash equivalents and restricted cash at beginning of period	204	254
Cash, cash equivalents and restricted cash at end of period	$134	$250
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$33	$36
Income taxes, net	6	2
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 6 | Q1 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Loan Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholder’s Equity
Balance at December 31, 2019	$—	$1,165	$—	$(1)	$(89)	$1,075
Net loss	—	—	—	—	(59)	(59)
Stock-based compensation expense	—	5	—	—	—	5
Other comprehensive loss	—	—	—	(57)	—	(57)
Distribution of affiliate loan (see Note 6)	—	—	(10)	—	—	(10)
Balance at March 31, 2020	$—	$1,170	$(10)	$(58)	$(148)	$954

Balance at December 31, 2020	$—	$1,169	$—	$(27)	$(319)	$823
Net income	—	—	—	—	11	11
Stock-based compensation expense	—	6	—	—	—	6
Other comprehensive loss	—	—	—	(4)	—	(4)
Balance at March 31, 2021	$—	$1,175	$—	$(31)	$(308)	$836

See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 7 | Q1 2021 Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At March 31, 2021, the Company had three reportable segments: Adhesives; Coatings and Composites; and Corporate and Other.
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
In this Quarterly Report on Form 10-Q (“10-Q”, “Q1 2021 Form 10-Q” or “Report”) for the fiscal period ended March 31, 2021, Hexion Inc. is referred to as “Hexion”, the “Company”, “we,” “us” or “our.”
Sale of Phenolic Specialty Resins Business
On September 27, 2020, the Company entered into a definitive agreement (the “Purchase Agreement”) for the sale of its Phenolic Specialty Resins ("PSR"), Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration consists of $335 in cash and certain assumed liabilities with the remainder in future contingent proceeds based on the performance of the Held for Sale Business. The Company completed the sale of the Held for Sale Business on April 30, 2021. For more information, see Note 4 “Discontinued Operations”.
As of March 31, 2021, the Company classified the assets and liabilities of the Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets and reported the results of the operations for the three months ended March 31, 2021 as “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
Additionally, the Company has included $5 and $4 in both “Net sales” and “Cost of sales” within the Company’s continuing operations for the three months ended March 31, 2021 and 2020, respectively, which represents sales from the Company’s continuing operations to the Held for Sale Business that were previously eliminated in consolidation. These reclassifications had no impact on “Net (loss) income” in the unaudited Condensed Consolidated Statements of Operations for any of the periods presented.
Unless otherwise noted, amounts presented within the Notes to the unaudited Condensed Consolidated Financial Statements refer to the Company’s continuing operations.
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

Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $8 and $5 is recorded within “Other current assets” at March 31, 2021 and December 31, 2020 in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 12 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
Hexion Inc. | 8 | Q1 2021 Form 10-Q

Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $3 and $4 at March 31, 2021 and December 31, 2020, represents deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the unaudited Condensed Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
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
The Company’s current expectations and assumptions regarding its business, the economy and other future events and conditions are based on currently available financial, economic and competitive data and current business plans as of March 31, 2021. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors.
The Company recorded an allowance for doubtful accounts of $3 at both March 31, 2021 and December 31, 2020, to reduce accounts receivable to their estimated net realizable value. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. There were no write-offs or recoveries for the three months ended March 31, 2021 and 2020.
Reclassifications— Certain amounts in the unaudited Condensed Consolidated Financial Statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record the Held for Sale Business and the results of operations as discontinued operations. See Note 4 for more information.
Subsequent Events—The Company has evaluated events and transactions subsequent to March 31, 2021 through the date of issuance of its unaudited Condensed Consolidated Financial Statements. See Note 4 for more information regarding sale of the Held for Sale Business in April 2021.
Recently Issued Accounting Standards
Newly Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in income tax accounting and improve consistent application of and simplify GAAP for other areas of income tax accounting by clarifying and amending existing guidance. The new guidance was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a significant impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14: Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The standard was effective for fiscal years ending after December 15, 2020. The Company adopted ASU 2018-14 and the adoption did not have a significant impact on its condensed consolidated financial statements.
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

Hexion Inc. | 9 | Q1 2021 Form 10-Q

The Company’s businesses have been designated by many governments as essential businesses and the Company’s operations have continued through March 31, 2021. The ultimate impact that COVID-19 will have on the Company’s future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.
A significant amount of legislative and/or economic actions have been enacted or proposed by the U.S. and other jurisdictions during the 2020 and 2021 tax years. The Company has reviewed the enacted legislation and continues to monitor proposed legislation to evaluate the impact on its financial results, including on its estimated effective tax rate. Currently, the Company does not expect any of the enacted or proposed legislation to have a material impact on its business and financial results. The Company was able to defer $5 of payroll related tax payments to December 2021 and December 2022 under the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020.
Subsequent to March 31, 2021, the United States, and the global regions where the Company operates, continue to be affected by COVID-19. The Company is closely monitoring the COVID-19 pandemic on all aspects of its businesses and geographies, including the impact on its facilities, employees, customers, suppliers, vendors, business partners and distribution.
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
On April 30, 2021, the Company completed the sale (the “Transaction”) of its Held for Sale Business pursuant to the terms of the Purchase Agreement with the Buyers. The Company received gross cash consideration for the Held for Sale Business in the amount of $304. In addition, the Buyers assumed approximately $31 of certain liabilities, net of preliminary working capital and other closing adjustments as part of the Purchase Agreement. A subsequent post-closing adjustment to the initial cash consideration will be made in accordance with the Purchase Agreement. Hexion expects to use a portion of the net proceeds to invest in its business, and in May 2021, the Company used a portion of its net proceeds to reduce its borrowings under its Senior Secured Term Loan, in accordance with its credit agreement. See Note 8 for further information on reduction to the Company’s Senior Secured Term Loan.

As part of the Transaction, the Company will provide certain transitional services to the Buyers for an initial period of up to six months pursuant to a Transitional Services Agreement, which certain services may be extended two times for an additional three months for each extension by the Buyers. The purpose of these services is to provide short-term assistance to the Buyers in assuming the operations of the Business. These services do not confer to the Company the ability to influence the operating or financial policies of the Business under its new ownership.
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

The Held for Sale Business produces phenolic specialty resins and engineered thermoset molding compounds used in applications that require extreme heat resistance and strength, such as after-market automotive and original equipment manufacturing (“OEM”) truck brake pads, filtration, aircraft components and foundry resins. The Business is also a significant producer of formaldehyde-based resins in Europe and merchant formaldehyde and formaldehyde derivatives in the Louisville and Acme plants, respectively. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium density fiberboard (“MDF”), particleboard and oriented strand board (“OSB”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Merchant formaldehyde and formaldehyde derivatives are intermediate ingredients that are used in a variety of durable and industrial products. The Business generated annual sales of $493 in 2020.
Until the closing date, the Company has agreed to operate the Held for Sale Business in the ordinary course.

As of March 31, 2021, the Company classified the assets and liabilities of the Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets and reported the results of the operations for the three months ended March 31, 2021 as “Loss from discontinued operations, net of tax” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
The Held for Sale Business had $14 of goodwill at both March 31, 2021 and December 31, 2020 and $61 of other intangible assets at both March 31, 2021 and December 31, 2020. Goodwill was allocated based on the relative fair value of the European-based Forest Products Resins businesses, included in the Held for Sale Business, which is part of the Company’s Forest Product Resins reporting unit. Other intangible assets were specifically identified based on customer relationships within the Company’s Forest Products Resins reporting unit that are associated with the Held for Sale Business.

Hexion Inc. | 10 | Q1 2021 Form 10-Q

As a result of entering into the Purchase Agreement, the Company recognized a pre-tax charge of $16 during the three months ended March 31, 2021 within discontinued operations, representing the difference between the fair value of the Held for Sale Business, less costs to sell, and the carrying value of net assets held for sale as of March 31, 2021 for a total impairment charge of $91 since entering into the Purchase Agreement. Fair value represents the expected net cash proceeds, excluding any future contingent proceeds, from the sale of the Held for Sale Business. The Company has made an accounting policy election to account for the initial and subsequent measurement of the future contingent proceeds, of up to $90, as a gain contingency. Under this model, any future contingent consideration is not recognized until all future conditions are met and the Company has earned the proceeds. The contingent proceeds are based on performance targets of the Held for Sale Business over each of the next three years, fiscal years 2021, 2022 and 2023, as specified in the Purchase Agreement. Thus, for purposes of this impairment analysis the fair value of the future contingent proceeds was not considered in determination of the disposal group impairment. Further, the Company concluded that the impairment of the Held for Sale Business assets did not represent an impairment triggering event for the Company’s continuing operations.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$86	$66
Finished and in-process goods	20	18
Raw materials and supplies	24	17
Other current assets	11	12
Total current assets	141	113
Investment in unconsolidated entities	6	5
Deferred tax assets	8	2
Other long-term assets	7	7
Property, plant and equipment, net	307	310
Operating lease assets	13	13
Goodwill	14	14
Other intangible assets, net	61	61
Discontinued operations impairment	(91)	(75)
Total long-term assets	325	337
Total assets held for sale	$466	$450

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$69	$52
Income taxes payable	2	1
Accrued payroll	6	3
Current portion of operating lease liabilities	3	2
Other current liabilities	8	9
Total current liabilities	88	67
Long-term pension and post employment benefit obligations	35	36
Deferred income taxes	26	22
Operating lease liabilities	5	5
Other long-term liabilities	8	8
Total long-term liabilities	74	71
Total liabilities held for sale	$162	$138

Hexion Inc. | 11 | Q1 2021 Form 10-Q

The following table shows the financial results of discontinued operations for the periods presented:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Major line items constituting pretax income of discontinued operations:
Net sales	$163	$145
Cost of sales (exclusive of depreciation and amortization)	137	121
Selling, general and administrative expense	11	11
Depreciation and amortization	—	9
Asset impairments	16	—
Business realignment costs	—	1
Other operating income, net	(1)	—
Income from discontinued operations before income tax, earnings from unconsolidated entities	—	3
Income tax expense	2	6
Loss from discontinued operations, net of tax	$(2)	$(3)
Earnings from unconsolidated entities, net of tax	1	—
Net loss attributable to discontinued operations	$(1)	$(3)

Equity Method Investments

The Company's 50% ownership interest in the Russia JV, accounted for using the equity method of accounting, is included in the Held for Sale Business. Summarized financial data for the Russia JV are shown in the following tables:

	March 31, 2021	December 31, 2020
Current assets	$7	$7
Non-current assets	1	1
Current liabilities	1	2
Non-current liabilities	6	6

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net sales	$9	$9
Gross profit	2	2
Pre-tax income (loss)	1	(1)
Net income (loss)	1	(1)
5. Asset Impairments
During the first quarter of 2020, the Company indefinitely idled certain assets within its Adhesives segment. These represented triggering events resulting in impairment evaluations of the fixed assets within both the oilfield and phenolic specialty resins asset groups. As a result, asset impairments totaling $16 were recorded in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2020. See Note 4 for discussion of the discontinued operations impairment charge recorded in the first quarter of 2021.
6. Related Party Transactions
2020 Affiliate Loan
In March 2020, the Company entered into a $10 short term affiliate loan with its Parent at a 0% interest rate to fund Parent share repurchases. In June 2020, the Company made a $10 non-cash distribution to its Parent treated as a return of capital to settle this affiliate loan. This return of capital reduced “Paid-in capital” in the unaudited Condensed Consolidated Balance Sheet at March 31, 2020.
Transactions with Joint Ventures
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Sales to joint ventures were less than $1 for the both the three months ended March 31, 2021 and 2020. Purchases from joint ventures were less than $1 for the three months ended March 31, 2020. There were no purchases from joint ventures for three months ended March 31, 2021. Accounts receivable from joint ventures was less than $1 at both March 31, 2021 and December 31, 2020. There were no accounts payable at both March 31, 2021 and December 31, 2020. Activity from joint ventures is primarily comprised of the Russia JV included in the Held for Sale Business.
In addition to the accounts receivable from joint ventures disclosed above, the Company had a loan receivable of $4 as of both March 31, 2021 and December 31, 2020, respectively, from the Russia JV. These loan receivables have been included in “Long-term assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
Hexion Inc. | 12 | Q1 2021 Form 10-Q

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
Recurring Fair Value Measurements
As of March 31, 2021, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $1, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2021 or 2020.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both March 31, 2021 and December 31, 2020, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
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
In October 2019, the Company executed an interest rate swap syndication agreement where by Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, beginning January 1, 2020 through January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the Company’s variable rate Senior Secured Term Loan denominated in USD ($700 outstanding at March 31, 2021). The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). For the Hedge, the Company records changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to the unaudited Condensed Consolidated Statement of Operations in the same period that the hedged transaction affects net (loss) income and in the same unaudited Condensed Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
The following tables summarize the Company’s derivative financial instrument designated as a hedging instrument:

		March 31, 2021		December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swap	Other current (liabilities)/assets	$300	$(10)	$300	$(15)
Total derivatives designated as hedging instruments			$(10)		$(15)
Hexion Inc. | 13 | Q1 2021 Form 10-Q

	Amount of Gain (Loss) Recognized in OCI on Derivatives
Derivatives designated as hedging instruments	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest Rate Swaps
Interest Rate Swap	$5	$(15)
Total	$5	$(15)
In both the three months ended March 31, 2021 and 2020 the Company reclassified a loss of $1 from OCI to “Interest expense, net” on the Condensed Consolidated Statement of Operations related to the settlement of a portion of the Hedge.
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2021
Debt	$1,766	$—	$1,756	$52	$1,808
December 31, 2020
Debt	$1,792	$—	$1,767	$55	$1,822
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
8. Debt Obligations
Debt outstanding at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021		December 31, 2020
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $6 of unamortized debt discount)	699	7	701	7
Senior Secured Term Loan - EUR due 2026 (includes $4 of unamortized debt discount)	495	—	515	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	450	—
Other Borrowings:
Australia Facility due 2026(1)	30	—	—	30
Brazilian bank loans	1	22	2	22
Lease obligations (2)	39	13	42	14
Other	—	10	—	9
Total(3)	$1,714	$52	$1,710	$82
(1)In February 2021, the Company extended its Australian Term Loan Facility through February 2026.
(2)Lease obligations include finance leases and sale leaseback financing arrangements.
(3)The foreign exchange translation impact of the Company’s foreign currency denominated debt instruments resulted in a decrease of $23 and an increase of $46 as of March 31, 2021 and December 31, 2020, respectively.

May 2021 Transaction
In May 2021, in connection with the sale of its Held for Sale Business, the Company used a portion of the net proceeds to pay down the aggregate principal of the euro denominated tranche Senior Secured Term Loan - EUR for $150. See Note 4 for more information regarding sale of the Held for Sale Business in April 2021.
Hexion Inc. | 14 | Q1 2021 Form 10-Q

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
The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at March 31, 2021 and December 31, 2020:

	Liability		Range of Reasonably Possible Costs at March 31, 2021
Site Description	March 31, 2021(1)	December 31, 2020(1)	Low	High
Geismar, LA	$12	$12	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	3	3	2	6
Equal to or greater than 1%	7	6	6	14
Currently-owned	4	8	4	15
Formerly-owned:
Remediation	17	18	14	34
Monitoring only	—	—	—	1
Total	$43	$47	$35	$92
(1)    The table includes approximately $2 of environmental remediation liabilities related to the Held for Sale Business at both March 31, 2021 and December 31, 2020. These associated liabilities have been included in “Long-term liabilities associated with assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both March 31, 2021 and December 31, 2020, $14 of these liabilities have been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities” within the unaudited Condensed Consolidated Balance Sheets.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at March 31, 2021:
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

Hexion Inc. | 15 | Q1 2021 Form 10-Q

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
Formerly-Owned Sites—The Company is conducting, or has been identified as a PRP in connection with, environmental remediation at a number of locations that it formerly owned and/or operated. Remediation costs at these former sites, such as those associated with the Company’s former phosphate mining and processing operations, could be material. The Company has accrued those costs for formerly-owned sites which are currently probable and reasonably estimable. One such site is the Coronet Industries, Inc. Superfund Alternative Site in Plant City, Florida. The current owner of the site alleged that it incurred environmental costs at the site for which it has a contribution claim against the Company, and that additional future costs are likely to be incurred. The Company signed a settlement agreement in 2016 with the current site owner and a past site owner, pursuant to which the Company paid for a portion of past remediation costs and accepted a 40% allocable share of specified future remediation costs at this site. The Company estimates its allocable share of future remediation costs to be approximately $7. The final costs to the Company will depend on natural variations in remediation costs, including unforeseen circumstances, agency requests, new contaminants of concern and the ongoing financial viability of the other PRPs.
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
Non-Environmental Legal Matters
The Company’s continuing operations is involved in various legal proceedings in the ordinary course of business and had reserves of $1 at both March 31, 2021 and December 31, 2020, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At March 31, 2021 and December 31, 2020, $3 and $2, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
Hexion Inc. | 16 | Q1 2021 Form 10-Q

10. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized less than $1 of net non-pension postretirement benefit cost for the three months ended March 31, 2021 and 2020.
Following are the components of net pension benefit cost recognized by the Company for the three months ended March 31, 2021 and 2020:

	Pension Benefits
	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$6	$1	$4
Interest cost on projected benefit obligation	1	1	1	2
Expected return on assets	(3)	(4)	(3)	(3)
Net (benefit) expense(1)	$(1)	$3	$(1)	$3
(1)    Includes less than $1 of net pension expense for non-U.S. plans related to the Held for Sale Business during the three months ended March 31, 2021 and 2020, respectively. These associated costs have been included in “Loss from discontinued operations, net of taxes” within the unaudited Condensed Consolidated Statements of Operations.
As of March 31, 2021 and December 31, 2020, the Company had a prepaid pension asset of $55 and $52 included in “Other Current Assets” within the Company’s unaudited Condensed Consolidated Balance Sheets which represents an over funded position within the Company’s Netherlands defined benefit pension plans as a result of excess contributions and favorable interest rate conditions.
As of March 31, 2021 and December 31, 2020, the Company had a pension liability of $223 and $238, respectively, and a non-pension postretirement benefit liability of $12 for both periods. These liabilities are included in “Long-term pension and post employment benefit obligations” within the Company’s unaudited Condensed Consolidated Balance Sheets.

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
In the first quarter of 2021, Hexion Holdings granted 463,603 Restricted Stock Units (“RSUs”) to certain employees that time vest over three years with a weighted average grant date fair value of $15.37 per share. Additionally, Hexion Holdings granted 695,409 Performance Stock Units (“PSUs”) to certain employees that vest based on performance conditions with a weighted average grant date fair value of $15.37 per share. Compensation cost will be recognized over the service period of the PSUs once the satisfaction of the applicable performance condition is deemed probable. As of March 31, 2021, the Company’s performance conditions underlying the PSU's were not considered probable of occurring and thus no PSU expense has been recorded for the 2021 grant.
The Company recognized $6 and $5, respectively, of stock-based compensation costs for the three months ended March 31, 2021 and 2020. The amounts are included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.
The Company’s Parent had 57,568,295 shares of common stock outstanding and approximately 10,177,908 warrants outstanding as of March 31, 2021. The Company’s Parent had 2,332,713 RSUs and 3,868,490 PSUs outstanding as of March 31, 2021.
Hexion Inc. | 17 | Q1 2021 Form 10-Q

12. Segment Information
The Company’s reporting segments are aligned around our two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At March 31, 2021, the Company’s continuing operations had three reportable segments, which consist of the following businesses:
•Adhesives: these businesses are focused on the global adhesives market. They include the Company’s global wood adhesives business, which also includes the oilfield technologies group, as well as the forest products resin assets in North America, Latin America, Australia and New Zealand; and global formaldehyde.
•Coatings and Composites: these businesses are focused on the global coatings and composites market. They include the Company’s base and specialty epoxy resins and Versatic™ Acids and Derivatives businesses.
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

Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$273	$139	$412	$253	$154	$407
Europe	7	178	185	5	154	159
Asia Pacific	37	75	112	33	50	83
Latin America	44	—	44	38	—	38
Total	$361	$392	$753	$329	$358	$687
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Hexion Inc. | 18 | Q1 2021 Form 10-Q

Reconciliation of Net Income (Loss) to Segment EBITDA:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Reconciliation:
Net income (loss)	$11	$(59)
Less: Net loss from discontinued operations	(1)	(3)
Net income (loss) from continuing operations	$12	$(56)
Income tax expense	16	(3)
Interest expense, net	24	26
Depreciation and amortization (1)	49	49
EBITDA	101	16
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$16
Business realignment costs (2)	5	20
Transaction costs (3)	—	2
Realized and unrealized foreign currency losses	4	6
Other non-cash items (4)	10	11
Other (5)	(6)	2
Total adjustments	13	57
Segment EBITDA	$114	$73

Segment EBITDA:
Adhesives	$68	$55
Coatings and Composites	65	39
Corporate and Other	(19)	(21)
Total	$114	$73
(1)For the three months ended March 31, 2020, accelerated depreciation of $2 has been included in “Depreciation and amortization.”
(2)Business realignment costs for the periods below included:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Severance costs	$(1)	$8
In-process facility rationalizations	1	6
Contractual costs from exited businesses	2	—
Business services implementation	2	4
Legacy environmental reserves	(2)	2
Other	3	—
(3)For the three months ended March 31, 2020, transaction costs included certain professional fees related to strategic projects.

(4)Other non-cash items for the periods presented below included:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Fixed asset write-offs	$1	$2
Stock-based compensation costs	6	5
Long-term retention programs	2	3
Other	1	1

(5)Other for the periods presented below included:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Legacy and other non-recurring items	$—	$2
IT outage recoveries, net	—	(1)
Gain on sale of assets	(4)	—
Financing fees and other	(2)	1

Hexion Inc. | 19 | Q1 2021 Form 10-Q

13. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three months ended March 31, 2021 and 2020:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance at December 31, 2019	$(3)	$2	$(1)
Change in value	(42)	(15)	(57)
Balance at March 31, 2020	$(45)	$(13)	$(58)

Balance at December 31, 2020	$(11)	$(16)	$(27)
Change in value	(9)	5	(4)
Balance at March 31, 2021	$(20)	$(11)	$(31)
14. Income Taxes
The income tax expense (benefit) for the three months ended March 31, 2021 and 2020 was $16 and $(3), respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2021 and 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the three months ended March 31, 2021 and 2020 was 57% and 5%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Hexion Inc. | 20 | Q1 2021 Form 10-Q

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
Within the following discussion, unless otherwise stated, “the first quarter of 2021” refers to the three months ended March 31, 2021 and “the first quarter of 2020” refers to the three months ended March 31, 2020.
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

Hexion Inc. | 21 | Q1 2021 Form 10-Q

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
Our businesses have been designated by many governments as essential businesses and our operations have continued through March 31, 2021. The ultimate impact that COVID-19 will have on our future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.
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
On April 30, 2021, we completed the sale of our Held for Sale Business pursuant to the terms of the Purchase Agreement with the Buyers. We received gross cash consideration for the Held for Sale Business in the amount of $304. In addition, the Buyers assumed approximately $31 of certain liabilities, net of preliminary working capital and other closing adjustments as part of the Purchase Agreement. A subsequent post-closing adjustment to the initial cash consideration will be made in accordance with the Purchase Agreement. Hexion expects to use a portion of the net proceeds to invest in its business, and in May 2021, we used a portion of its net proceeds to reduce our borrowings under our Senior Secured Term Loan, in accordance with our credit agreement.
As of March 31, 2021, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets and reported the results of the operations for the three months ended March 31, 2021 as “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented.
Unless otherwise noted, the tables and discussion below represent the Company’s continuing operations and excludes the Held for Sale Business.
Reportable Segments in 2021
Our reporting segments are aligned around our two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At March 31, 2021, we have three reportable segments, which consist of the following businesses:
•Adhesives: these businesses are focused on the global adhesives market. They include the Company’s global wood adhesives business, which also includes the oilfield technologies group, as well as the forest products resin assets in North America, Latin America, Australia and New Zealand; and global formaldehyde.
•Coatings and Composites: these businesses are focused on the global coatings and composites market. They include our base and specialty epoxy resins and Versatic™ Acids and Derivatives businesses.
•Corporate and Other: primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses.

Hexion Inc. | 22 | Q1 2021 Form 10-Q

2021 Overview
Following are highlights from our results of continuing operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change	% Change
Statements of Operations:
Net sales	$753	$687	$66	10%
Operating income (loss)	48	(34)	82	n/m
Income (loss) before income tax	28	(60)	88	n/m
Net income (loss) from continuing operations	12	(56)	68	n/m
Segment EBITDA:
Adhesives	$68	$55	13	24%
Coatings and Composites	65	39	26	67%
Corporate and Other	(19)	(21)	2	(10)%
Total	$114	$73	$41	56%

•Net Sales—In the first three months of 2021, net sales increased by $66, or 10%, compared to the first three months of 2020. Pricing positively impacted sales by $64 due to raw material price increases contractually passed through to customers across many of our businesses, as well as favorable product mix and improved market conditions in our base epoxy resins and specialty epoxy resins businesses. Foreign currency translation positively impacted net sales by $13 due to the strengthening of various foreign currencies against the U.S. dollar in the first three months of 2021 compared to the first three months of 2020. Volumes negatively impacted net sales by $11, primarily due to the impact of winter storm Uri in the U.S. gulf coast on several of our businesses, offset by volume increases in our specialty epoxy resins and global resins businesses.
•Net Income (Loss) from continuing operations—In the first three months of 2021, net income from continuing operations increased by $68 from a net loss of $56 as compared to the first three months of 2020. The increase was driven by an increase in operating income of $82, primarily due to an increase in gross profit as a result of improved market conditions across many of our businesses mentioned above as well as the absence of a $16 asset impairment charge related to our oilfield and phenolic specialty resins businesses in the first quarter of 2020, and a $15 decrease in business realignment costs driven by lower severance expenses.
•Segment EBITDA—For the first three months of 2021, Segment EBITDA was $114, an increase of 56% compared with $73 in the first three months of 2020. This increase was primarily due to improved market conditions in our base epoxy resins, specialty epoxy resins business, and due to raw material productivity impacting our forest products resins and formaldehyde businesses, partially offset by $6 of repair costs and $12 of lost volume due to temporary manufacturing outages caused by winter storm Uri in the U.S. gulf coast. Additionally, our Corporate and Other charges in the first three months of 2021 decreased by $2 compared to the first three months of 2020.
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
◦An expansion of our Brimbank, Australia facility to develop fire-resistant cladding materials leveraging proprietary phenolic resin technology.
Short-term Outlook
As we look towards the remainder of 2021, we anticipate continued strong economic recovery from the COVID-19 global pandemic resulting in increased demand in many of our key end markets. While our businesses have been designated by many governments as essential businesses, which has allowed our operations to continue during the pandemic, we saw weak economic conditions develop in the first half of 2020, specifically within automotive and certain industrial markets. In the second half of 2020 and in the first quarter of 2021, we saw sequential improvement in many of the industries in which our businesses operate and year-over-year Segment EBITDA improvement as the overall economy continued to recover from the global pandemic. We expect these strong tailwinds to continue into the second quarter and second half of 2021.
Hexion Inc. | 23 | Q1 2021 Form 10-Q

While we expect these current positive economic trends to continue during 2021, delays in COVID-19 vaccine distributions, increases in COVID-19 cases, hospitalizations, deaths, restrictions on trade or government lock-downs could disrupt the current recovery and our expectations. The ultimate impact that COVID-19 will have on our operating results will depend on the overall severity and duration of the COVID-19 pandemic and actions to contain the virus or treat its impact.
Within our Coatings and Composites segment, we continue to expect significant year over year improvement in our base epoxy business in 2021 due to strong improvements in market conditions. Our Versatic AcidsTM and Derivatives business should continue to benefit from modest growth in architectural coatings. Additionally, within our epoxy specialty resins business we anticipate lower demand in the China wind energy market in the second half of 2021.
Within our Adhesives segment, we anticipate improvement in Segment EBITDA within our North American forest products resins business in 2021 based on the latest expectations in U.S. and Canadian housing starts, remodeling and ongoing macroeconomic recovery from the COVID-19 pandemic. We also expect that continued economic recovery and strong market demand will positively impact our North American formaldehyde business in 2021.
We also anticipate that our businesses will continue to benefit from the savings associated with our restructuring and cost reduction initiatives. Further, we are in the process of implementing various efficiency initiatives, which include process improvement and other productivity projects.
Lastly, we completed the sale of our Phenolic Specialty Resin, Hexamine and European-based Forest Products Resins businesses, on April 30, 2021, which will further streamline our portfolio and improve our specialty product mix. We expect to use the proceeds to further reduce our indebtedness as well as for general corporate purposes including investments in our business.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales (excluding depreciation expense). The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first three months of 2021 compared to the first three months of 2020, the average price of phenol, urea and methanol increased by approximately 3%, 45% and 30%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
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
Foreign Currency Exchange
The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 56% of our sales in the first three months of 2021. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar.
Hexion Inc. | 24 | Q1 2021 Form 10-Q

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	$	% of Net Sales	$	% of Net Sales
Net sales	$753	100%	$687	100%
Cost of sales (exclusive of depreciation and amortization shown below)	584	78%	565	82%
Selling, general and administrative expense	70	9%	64	9%
Depreciation and amortization	49	7%	49	7%
Asset impairments	—	—%	16	2%
Business realignment costs	5	1%	20	3%
Other operating (income) expense, net	(3)	—%	7	1%
Operating income (loss)	48	6%	(34)	(5)%
Interest expense, net	24	3%	26	4%
Other non-operating income	(4)	(1)%	—	—%
Total non-operating expense	20	3%	26	4%
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	28	4%	(60)	(9)%
Income tax expense (benefit)	16	2%	(3)	—%
Income (loss) from continuing operations before earnings from unconsolidated entities	12	2%	(57)	(8)%
Earnings from unconsolidated entities, net of taxes	—	—%	1	—%
Income (loss) from continuing operations, net of taxes	12	2%	(56)	(8)%
Loss from discontinued operations, net of taxes	(1)	—%	(3)	—%
Net income (loss)	11	1%	(59)	(9)%
Other comprehensive loss	$(4)		$(57)

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Net Sales
In the first three months of 2021, net sales increased by $66, or 10%, compared to the first three months of 2020. Pricing positively impacted sales by $64 due to raw material increases contractually passed through to customers across many of our businesses, as well as favorable product mix and improved market conditions in our base epoxy resins and specialty epoxy resins businesses. Foreign currency translation positively impacted net sales by $13 due to the strengthening of various foreign currencies against the U.S. dollar in the first three months of 2021 compared to the first three months of 2020. Volumes negatively impacted net sales by $11, primarily due to the impact of Winter Storm Uri in the U.S. gulf coast on several of our businesses, offset by volume increases in our specialty epoxy resins and global resins businesses.
Operating Income (Loss)
In the first three months of 2021, operating income (loss) increased by $82 from an operating loss of $34 in the first three months of 2020 to an operating income of $48 in the first three months of 2021. This was primarily due to a $16 asset impairment charge related to our oilfield and phenolic specialty resins businesses in the first quarter of 2020, a $15 decrease in business realignment costs driven by lower severance expenses and an increase in gross profit due primarily to improved market across many of our businesses mentioned above.
Non-Operating Expense
In the first three months of 2021, total non-operating expense decreased by $6 due primarily to a decrease in interest expense of $2 as a result of the decrease in our debt obligations, and an increase in miscellaneous non-operating income.
Income Tax Expense
The income tax expense (benefit) for the three months ended March 31, 2021 and 2020 was $16 and $(3), respectively. The income tax expense (benefit) is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2021 and 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.

Hexion Inc. | 25 | Q1 2021 Form 10-Q

The effective tax rate for the three months ended March 31, 2021 and 2020 was 57% and 5%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first three months of 2021, foreign currency translation negatively impacted other comprehensive loss by $9, due to an overall weakening of various foreign currencies against the U.S. dollar in the first three months of 2021 and an unrealized gain of $5 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net Sales (1):
Adhesives	$361	$329
Coatings and Composites	392	358
Total	$753	$687

Segment EBITDA:
Adhesives	$68	$55
Coatings and Composites	65	39
Corporate and Other	(19)	(21)
Total	$114	$73
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended March 31, 2020 to the three months ended March 31, 2021:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	2%	8%	—%	10%
Coatings and Composites	(5)%	11%	3%	9%
Adhesives
Net sales in the first three months of 2021 increased by $32, or 10%, when compared to the first three months of 2020. Pricing positively impacted net sales by $25, primarily due to raw material price increases contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $7, primarily due to volume increases in our North American and Latin American resins businesses and global formaldehyde business driven by strong demand across many key end markets, largely offset by the impact of winter storm Uri in the U.S. gulf coast. Lastly, foreign currency translation remained flat, due to the strengthening of various foreign currencies against the U.S. dollar, offset by the weakening of the Brazilian real against the U.S dollar in the first three months of 2021 compared to the first three months of 2020.
Segment EBITDA in the first three months of 2021 increased by $13 to $68, when compared to the first three months of 2020. This increase was primarily driven by an improved global demand across many of our end markets, as discussed above, and raw material productivity impacting our forest products resins and formaldehyde businesses.

Hexion Inc. | 26 | Q1 2021 Form 10-Q

Coatings and Composites
Net sales in the first three months of 2021 increased by $34, or 9%, when compared to the first three months of 2020. Pricing positively impacted net sales by $39 due to improved market conditions in our base epoxy resins and specialty epoxy resins businesses. Foreign currency translation positively impacted net sales by $13, due primarily to the strengthening of various foreign currencies against the U.S. dollar in the three months of 2021 compared to the first three months of 2020. Volumes negatively impacted net sales by $18, which was primarily related to volume decreases in our base epoxy business mainly driven by winter storm Uri in the U.S. gulf coast in the first quarter 2021. These decreases in volumes were partially offset by year over year volume increases in our specialty epoxy resins business driven by lower China demand in the first quarter of 2020 due to the global pandemic.
Segment EBITDA in the first three months of 2021 increased by $26 to $65 compared to the first three months of 2020. The increase was primarily due to improved market conditions in our base epoxy resins business and specialty epoxy resins business, as discussed above, partially offset by temporary manufacturing outages caused by winter storm Uri in the U.S. gulf coast.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the first three months of 2021 decreased by $2 compared to the first three months of 2020 primarily driven by lower compensation and travel costs, partially offset by costs associated with our business services implementation.

Reconciliation of Net Income (Loss) to Segment EBITDA:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Reconciliation:
Net income (loss)	$11	$(59)
Less: Net loss from discontinued operations	(1)	(3)
Net income (loss) from continuing operations	$12	$(56)
Income tax expense	16	(3)
Interest expense, net	24	26
Depreciation and amortization (1)	49	49
EBITDA	101	16
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$16
Business realignment costs (2)	5	20
Transaction costs (3)	—	2
Realized and unrealized foreign currency losses	4	6
Other non-cash items (4)	10	11
Other (5)	(6)	2
Total adjustments	13	57
Segment EBITDA	$114	$73

Segment EBITDA:
Adhesives	$68	$55
Coatings and Composites	65	39
Corporate and Other	(19)	(21)
Total	$114	$73

(1)For the three months ended March 31, 2020, accelerated depreciation of $2 has been included in “Depreciation and amortization.”

(2)Business realignment costs for the periods below included:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Severance costs	$(1)	$8
In-process facility rationalizations	1	6
Contractual costs from exited businesses	2	—
Business services implementation	2	4
Legacy environmental reserves	(2)	2
Other	3	—
(3)For the three months ended March 31, 2020, transaction costs included certain professional fees related to strategic projects.
Hexion Inc. | 27 | Q1 2021 Form 10-Q

(4)Other non-cash items for the periods presented below included:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Fixed asset write-offs	$1	$2
Stock-based compensation costs	6	5
Long-term retention programs	2	3
Other	1	1

(5)Other for the periods presented below included:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Legacy and other non-recurring items	$—	$2
IT outage recoveries, net	—	(1)
Gain on sale of assets	(4)	—
Financing fees and other	(2)	1
Hexion Inc. | 28 | Q1 2021 Form 10-Q

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
The following factors will impact 2021 cash flows:
•Sales of Assets: During the third quarter of 2020, we entered in a Purchase Agreement to sell our Phenolic Specialty Resins, Hexamine and European-based Forest Products Resins businesses. We completed the transaction on April 30, 2021 for cash proceeds of $304. In May 2021, we used a portion of the net proceeds to pay down the aggregate principal of the euro denominated tranche Senior Secured Term Loan for $150. We plan to use the remaining proceeds from the transaction to further reduce our indebtedness as well as for general corporate purposes including investments in our business. We will continue to explore options to optimize our portfolio.
•Interest and Income Taxes: We expect cash outflows in 2021 related to interest payments on our debt of approximately $85 to $95 and income tax payments between $20 to $30.
•Capital Spending: Capital spending in 2021 is expected to be between $115 and $125, an increase from 2020 due to our commitment to future investments to productivity and growth projects in our businesses.
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
At March 31, 2021, we had $1,766 of outstanding debt and $483 in liquidity consisting of the following:
•$131 of unrestricted cash and cash equivalents (of which $93 is maintained in foreign jurisdictions);
•$295 of borrowings available under our ABL Facility ($350 borrowing base less $55 of outstanding letters of credit; there were no outstanding borrowings); and
•$57 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) from our continuing operations, excluding Assets Held for Sale, at March 31, 2021 and December 31, 2020 was $353 and $257, respectively. A summary of the components of our net working capital as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	% of LTM Net Sales	December 31, 2020	% of LTM Net Sales
Accounts receivable	$410	16%	$331	13%
Inventories	292	11%	265	11%
Accounts payable	(349)	(14)%	(339)	(14)%
Net working capital (1)	$353	13%	$257	10%
(1)Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with U.S. GAAP.

The increase in net working capital of $96 from December 31, 2020 was driven by an increase in accounts receivable of $79, an increase in inventory of $27 and an increase in accounts payable of $10. The increase in accounts receivable was driven by higher volumes in the first quarter of 2021 as compared to the fourth quarter of 2020, the increase in accounts payable was largely related to raw material price increases in the first quarter of 2021 and timing of vendor payments and the increase in inventories was driven by volume increases in the first quarter of 2021.

Hexion Inc. | 29 | Q1 2021 Form 10-Q

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for continuing operations:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Uses) sources of cash:
Operating activities	$(49)	$(94)
Investing activities	(17)	(26)
Financing activities	(3)	136
Effect of exchange rates on cash flow	(2)	(6)
Net change in cash and cash equivalents	$(71)	$10
Operating Activities
In the three months ended March 31, 2021, operations used $49 of cash. Net income from continuing operations of $12 included $58 of net non-cash expense items, consisting of depreciation and amortization of $49, non-cash stock based compensation expense of $6, and unrealized foreign currency losses of $8, partially offset by a gain on sale of assets and dispositions of $4. Net working capital used $100, which was driven by an increase in accounts receivable, an increase in inventory and an increase in accounts payable, due primarily to raw material price increases and increased volumes. Changes in other assets and liabilities and income taxes payable used $19 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
In the three months ended March 31, 2020, operations used $94 of cash. Net loss from continuing operations of $56 included $76 of net non-cash income items. consisting of unrealized foreign currency gains of $6, depreciation and amortization of $49, non-cash asset impairments of $16, non-cash stock based compensation expense of $5 and loss on the sale of assets of $2, partially offset by deferred tax expense of $2. Net working capital used $92, which was largely driven by increases in accounts receivable due primarily to seasonality of our businesses, and decreases in accounts payable related to timing of vendor payments. Changes in other assets and liabilities and income taxes payable used $22 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes.
Investing Activities
In the three months ended March 31, 2021, investing activities used $17 of cash primarily related to capital expenditures of $24, partially offset by proceeds from sale of assets and dispositions of $7.
In the three months ended March 31, 2020, investing activities used $26 of cash related to capital expenditures.
Financing Activities
In the three months ended March 31, 2021, financing activities provided $3 of cash. Net short-term debt borrowings were $2 and net long-term debt borrowings were $5.
In the three months ended March 31, 2020, financing activities provided $136 of cash. Net short-term debt borrowings were $10, net long-term debt borrowings were $156 and distribution of affiliate loan was $10.
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
Hexion Inc. | 30 | Q1 2021 Form 10-Q

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

Hexion Inc. | 31 | Q1 2021 Form 10-Q

The following table reconciles net loss to EBITDA and Pro Forma EBITDA from continuing operations for the twelve month period, and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

March 31, 2021
LTM Period
Net loss	$(160)
Net loss from discontinued operations	(67)
Net loss from continuing operations	(93)
Income tax expense	33
Interest expense, net	98
Depreciation and amortization	191
EBITDA	229
Adjustments to arrive at Pro Forma EBITDA:
Business realignment costs (1)	54
Realized and unrealized foreign currency gains	(2)
Unrealized losses on pension and postretirement benefits (2)	4
Transaction costs (3)	4
Other non-cash items (4)	42
Other (5)	8
Cost reduction programs savings (6)	4
Pro Forma EBITDA	$343
Pro forma fixed charges (7)	$81
Ratio of Pro Forma EBITDA to Fixed Charges (8)	4.23
(1)Primarily represents costs related to certain in-process cost reduction activities, including severance costs of $7, $6 related to certain in-process facility rationalizations, $10 of contractual costs for exited businesses, $5 for future environmental clean-up of closed facilities and one-time implementation and transition costs associated with the creation of a business services group within the Company of $20.
(2)Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.
(3)Represents certain professional fees related to strategic projects.
(4)Primarily includes expenses for retention programs of $8, fixed asset disposals of $12 and share-based compensation costs of $18.
(5)Primarily represents $6 of expenses related to legacy expenses and other non-recurring items, $5 of business optimization expense, $7 related to financing fees and other expenses, offset by $3 of IT outage recoveries and $4 of gain on dispositions.
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
(7)Reflects pro forma interest expense based on interest rates at March 31, 2021 and expected 2021 debt pay downs.
(8)The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has a Pro Forma EBITDA to Fixed Charges ratio of at least 2.0 to 1.0.

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.
Hexion Inc. | 32 | Q1 2021 Form 10-Q

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first three months of 2021 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2021.
Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hexion Inc. | 33 | Q1 2021 Form 10-Q

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
There have been no other material developments during the first quarter of 2021 in any of the ongoing legal proceedings that were included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A.    Risk Factors
There have been no other material developments during the first quarter of 2021 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.        Defaults upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
This item is not applicable to the registrant.
Item 5.        Other Information
None.

Hexion Inc. | 34 | Q1 2021 Form 10-Q

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

Hexion Inc. | 35 | Q1 2021 Form 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION INC.

Date:	May 12, 2021	/s/ George F. Knight
George F. Knight
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Hexion Inc. | 36 | Q1 2021 Form 10-Q