Form 10-Q
period 2021-06-30
HEXION INC.
filed 2021-08-11
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 1, 2021: 100

HEXION INC.

Hexion Inc. | 2 | Q2 2021 Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $2 and $4, respectively)	$288	$204
Accounts receivable (net of allowance for doubtful accounts of $4 and $3, respectively)	449	331
Inventories:
Finished and in-process goods	230	180
Raw materials and supplies	114	85
Current assets held for sale (see Note 4)	1	114
Other current assets	48	39
Total current assets	1,130	953
Investment in unconsolidated entities	11	10
Deferred tax assets	8	7
Long-term assets held for sale (see Note 4)	—	342
Other long-term assets	80	85
Property and equipment:
Land	79	79
Buildings	126	122
Machinery and equipment	1,293	1,270
	1,498	1,471
Less accumulated depreciation	(282)	(212)
	1,216	1,259
Operating lease assets	99	103
Goodwill	164	164
Other intangible assets, net	1,046	1,079
Total assets	$3,754	$4,002
Liabilities and Equity
Current liabilities:
Accounts payable	$357	$339
Debt payable within one year	43	82
Interest payable	28	30
Income taxes payable	20	6
Accrued payroll and incentive compensation	59	42
Current liabilities associated with assets held for sale (see Note 4)	4	70
Current portion of operating lease liabilities	18	19
Other current liabilities	103	111
Total current liabilities	632	699
Long-term liabilities:
Long-term debt	1,567	1,710
Long-term pension and post employment benefit obligations	236	250
Deferred income taxes	154	161
Operating lease liabilities	74	76
Long-term liabilities associated with assets held for sale (see Note 4)	—	74
Other long-term liabilities	208	209
Total liabilities	2,871	3,179
Commitments and contingencies (see Note 9)
Equity
Common stock —$0.01 par value; 100 shares authorized, issued and outstanding	—	—
Paid-in capital	1,184	1,169
Accumulated other comprehensive loss	(31)	(27)
Accumulated deficit	(270)	(319)
Total equity	883	823
Total liabilities and equity	$3,754	$4,002
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 3 | Q2 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Net sales	$852	$535	$1,605	$1,222
Cost of sales (exclusive of depreciation and amortization shown below)	636	448	1,220	1,013
Selling, general and administrative expense	83	45	153	109
Depreciation and amortization	51	47	100	96
Asset impairments	—	—	—	16
Business realignment costs	8	18	13	38
Other operating expense, net	3	5	—	12
Operating income (loss)	71	(28)	119	(62)
Interest expense, net	24	25	48	51
Other non-operating income	(3)	(4)	(7)	(4)
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	50	(49)	78	(109)
Income tax expense (benefit)	9	(6)	25	(9)
Income (loss) from continuing operations before earnings from unconsolidated entities	41	(43)	53	(100)
Earnings from unconsolidated entities, net of taxes	1	1	1	2
Income (loss) from continuing operations, net of taxes	42	(42)	54	(98)
Loss from discontinued operations, net of taxes	(4)	—	(5)	(3)
Net income (loss)	$38	$(42)	$49	$(101)
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 4 | Q2 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Net income (loss)	$38	$(42)	$49	$(101)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	6	(9)	(36)
Unrealized (loss) gain on cash flow hedge	—	(3)	5	(18)
Other comprehensive income (loss)	—	3	(4)	(54)
Comprehensive income (loss)	$38	$(39)	$45	$(155)
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 5 | Q2 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash flows used in operating activities
Net income (loss)	$49	$(101)
Less: Loss from discontinued operations, net of tax	(5)	(3)
Income (loss) from continuing operations	54	(98)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	100	96
Non-cash asset impairments	—	16
Deferred tax benefit	(3)	(7)
Loss on sale of assets and dispositions	—	8
Unrealized foreign currency losses	8	4
Non-cash stock based compensation expense	15	9
Net change in assets and liabilities:
Accounts receivable	(121)	(15)
Inventories	(82)	4
Accounts payable	21	(22)
Income taxes payable	19	(3)
Other assets, current and non-current	(3)	(1)
Other liabilities, current and non-current	(13)	(13)
Net cash used in operating activities from continuing operations	(5)	(22)
Net cash (used in) provided by operating activities from discontinued operations	(1)	3
Net cash used in operating activities	(6)	(19)
Cash flows provided by (used) in investing activities
Capital expenditures	(52)	(52)
Proceeds from disposition of Held for Sale Business (see Note 4)	304	—
Proceeds from sale of assets and other dispositions	11	—
Net cash provided by (used in) investing activities from continuing operations	263	(52)
Net cash used in investing activities from discontinued operations	(6)	(9)
Net cash provided by (used in) investing activities	257	(61)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(7)	(14)
Borrowings of long-term debt	130	181
Repayments of long-term debt	(294)	(32)
Return of capital to parent (see Note 6)	—	(10)
Net cash (used in) provided by financing activities	(171)	125
Effect of exchange rates on cash and cash equivalents, including restricted cash	4	(4)
Change in cash and cash equivalents, including restricted cash	84	41
Cash, cash equivalents and restricted cash at beginning of period	204	254
Cash, cash equivalents and restricted cash at end of period	$288	$295
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$48	$53
Income taxes, net	14	4
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 6 | Q2 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Loan Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholder’s Equity
Balance at March 31, 2020	$—	$1,170	$(10)	$(58)	$(148)	$954
Net loss	—	—	—	—	(42)	(42)
Stock-based compensation expense	—	4	—	—	—	4
Other comprehensive loss	—	—	—	3	—	3
Return of capital from parent (see Note 6)	—	(10)	—	—	—	(10)
Settlement of affiliate loan (see Note 6)	—	—	10	—	—	10
Balance at June 30, 2020	$—	$1,164	$—	$(55)	$(190)	$919

Balance at December 31, 2019	$—	$1,165	$—	$(1)	$(89)	$1,075
Net loss	—	—	—	—	(101)	(101)
Stock-based compensation expense	—	9	—	—	—	9
Other comprehensive loss	—	—	—	(54)	—	(54)
Return of capital from parent	—	(10)	—	—	—	(10)
Distribution of affiliate loan (see Note 6)	—	—	(10)	—	—	(10)
Settlement of affiliate loan (see Note 6)	—	—	10	—	—	10
Balance at June 30, 2020	$—	$1,164	$—	$(55)	$(190)	$919

Balance at March 31, 2021	$—	$1,175	$—	$(31)	$(308)	$836
Net income	—	—	—	—	38	38
Stock-based compensation expense	—	9	—	—	—	9
Other comprehensive income	—	—	—	—	—	—
Balance at June 30, 2021	$—	$1,184	$—	$(31)	$(270)	$883

Balance at December 31, 2020	$—	$1,169	$—	$(27)	$(319)	$823
Net income	—	—	—	—	49	49
Stock-based compensation expense	—	15	—	—	—	15
Other comprehensive loss	—	—	—	(4)	—	(4)
Balance at June 30, 2021	$—	$1,184	$—	$(31)	$(270)	$883

See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 7 | Q2 2021 Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At June 30, 2021, the Company had three reportable segments: Adhesives; Coatings and Composites; and Corporate and Other.
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights. Intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. We have made rounding adjustments to some of the figures included in this filing. Numerical figures shown as totals in some tables may not be an arithmetic aggregation of the figures that precede them. Results for the interim periods are not necessarily indicative of results for the entire year.
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
In this Quarterly Report on Form 10-Q (“10-Q”, “Q2 2021 Form 10-Q” or “Report”) for the fiscal period ended June 30, 2021, Hexion Inc. is referred to as “Hexion”, the “Company”, “we,” “us” or “our.”
Sale of Phenolic Specialty Resins Business
On September 27, 2020, the Company entered into a definitive agreement (the “Purchase Agreement”) for the sale of its Phenolic Specialty Resins (“PSR”), Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration consists of $335 in cash and certain assumed liabilities with the remainder in future contingent proceeds of up to $90 based on the performance of the Held for Sale Business. The Company completed the sale of the Held for Sale Business on April 30, 2021. For more information, see Note 4 “Discontinued Operations”.
For the six months ended June 30, 2021, we reported the results of the operations as a “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented. As of December 31, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets.
Additionally, the Company has included $7 in both “Net sales” and “Cost of sales” within the Company’s continuing operations for the six months ended June 30, 2021 and 2020, respectively, and $2 and $3 for the three months ended June 30, 2021 and 2020 which represents sales from the Company’s continuing operations to the Held for Sale Business that were previously eliminated in consolidation. These reclassifications had no impact on “Net income (loss)” in the unaudited Condensed Consolidated Statements of Operations for any of the periods presented.
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

Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and will result in the Company recording a contract asset. A contract asset balance of $11 and $5 is recorded within “Other current assets” at June
Hexion Inc. | 8 | Q2 2021 Form 10-Q

30, 2021 and December 31, 2020 in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 12 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $2 and $4 at June 30, 2021 and December 31, 2020, represents deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the unaudited Condensed Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
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
The Company’s current expectations and assumptions regarding its business, the economy and other future events and conditions are based on currently available financial, economic and competitive data and current business plans as of June 30, 2021. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors.
The Company recorded an allowance for doubtful accounts of $4 and $3 at June 30, 2021 and December 31, 2020 to reduce accounts receivable for estimated expected credit losses. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. There were less than $1 of write-offs for the three and six months ended June 30, 2021 and no write-offs for the three and six months ended June 30, 2020.
Reclassifications— Certain amounts in the unaudited Condensed Consolidated Financial Statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record the Held for Sale Business and the results of operations as discontinued operations. See Note 4 for more information.
Subsequent Events—The Company has evaluated events and transactions subsequent to June 30, 2021 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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

Hexion Inc. | 9 | Q2 2021 Form 10-Q

The Company’s businesses have been designated by many governments as essential businesses and the Company’s operations have continued through June 30, 2021. The ultimate impact that COVID-19 will have on the Company’s future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and its variants and actions to contain the virus or treat its impact.
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
Subsequent to June 30, 2021, the United States, and the global regions where the Company operates, continue to be affected by COVID-19 and its variants. The Company is closely monitoring the COVID-19 pandemic on all aspects of its businesses and geographies, including the impact on its facilities, employees, customers, suppliers, vendors, business partners and distribution.
4. Discontinued Operations
On September 27, 2020, the Company entered into a Purchase Agreement for the sale of PSR, Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business” or the “Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration received to date consists of $335 in cash and certain assumed liabilities. The remainder consists of future payments of up to $90 based on the performance of the Held for Sale Business. The Held for Sale Business was formerly included in the Company’s Adhesives reportable segment.
On April 30, 2021, the Company completed the sale (the “Transaction”) of its Held for Sale Business pursuant to the terms of the Purchase Agreement with the Buyers. The Company received gross cash consideration for the Held for Sale Business in the amount of $304. In addition, the Buyers assumed approximately $31 of certain liabilities, net of preliminary working capital and other closing adjustments as part of the Purchase Agreement. A positive subsequent post-closing adjustment to the purchase price of $2 was made in accordance with the Purchase Agreement. Hexion expects to use a portion of the net proceeds to invest in its business, and in May 2021, the Company used a portion of its net proceeds to reduce its borrowings under its Senior Secured Term Loan, in accordance with its credit agreement. See Note 8 for further information on reduction to the Company’s Senior Secured Term Loan.

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
Assets disposed in the transaction included the Company’s manufacturing sites in Barry, United Kingdom; Cowie, United Kingdom; Lantaron, Spain; Botlek, Netherlands; Iserlohn, Germany; Frielendorf, Germany; Solbiate, Italy; Kitee, Finland; Louisville, Kentucky; Acme, North Carolina; and the Company's 50% ownership interest in Hexion Schekinoazot Holding B.V. (the “Russia JV”), a joint venture that manufactures forest products resins in Russia.

The Held for Sale Business produces phenolic specialty resins and engineered thermoset molding compounds used in applications that require extreme heat resistance and strength, such as after-market automotive and original equipment manufacturing (“OEM”) truck brake pads, filtration, aircraft components and foundry resins. The Business is also a significant producer of formaldehyde-based resins in Europe and merchant formaldehyde and formaldehyde derivatives in the Louisville and Acme plants, respectively. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium density fiberboard (“MDF”), particleboard and oriented strand board (“OSB”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Merchant formaldehyde and formaldehyde derivatives are intermediate ingredients that are used in a variety of durable and industrial products. The Held for Sale Business generated annual sales of $493 in 2020, and for the three and six months ended June 30, 2021, net sales totaled $53 and $216, respectively. Until the closing date, the Company operated the Held for Sale Business in the ordinary course.

For the three and six months ended June 30, 2021, we reported the results of the operations as a “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented. As of December 31, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets.
The Held for Sale business reported $14 of goodwill and $61 of other intangible assets at December 31, 2020. Goodwill was allocated based on the relative fair value of the European-based Forest Products Resins businesses, included in the Held for Sale Business, which was part of the Company’s Forest Product Resins reporting unit. Other intangible assets were specifically identified based on customer relationships within the Company’s Forest Products Resins reporting unit that are associated with the Held for Sale Business. As the Company completed the sale on April 30, 2021, there were no balances reported on the unaudited Condensed Consolidated Balance Sheet at June 30, 2021.
Hexion Inc. | 10 | Q2 2021 Form 10-Q

As a result of entering into the Purchase Agreement, the Company recognized a pre-tax charge of $16 during the six months ended June 30, 2021 within discontinued operations, representing the difference between the fair value of the Held for Sale Business, less costs to sell, and the carrying value of net assets held for sale as of June 30, 2021 for a total impairment charge of $91 since entering into the Purchase Agreement. Fair value represents the expected net cash proceeds, excluding any future contingent proceeds, from the sale of the Held for Sale Business. The Company made an accounting policy election to account for the initial and subsequent measurement of the future contingent proceeds, of up to $90, as a gain contingency. Under this model, any future contingent consideration is not recognized until all future conditions are met and the Company has earned the proceeds. The contingent proceeds are based on performance targets of the Held for Sale Business over each of the years 2021, 2022 and 2023, as specified in the Purchase Agreement. Thus, for purposes of this impairment analysis the fair value of the future contingent proceeds was not considered in determination of the disposal group impairment. Further, the Company concluded that the impairment of the Held for Sale Business assets did not represent an impairment triggering event for the Company’s continuing operations.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in the Company’s unaudited Condensed Consolidated Balance Sheets:

December 31, 2020
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$66
Finished and in-process goods	18
Raw materials and supplies	17
Other current assets	12
Total current assets	113
Investment in unconsolidated entities	5
Deferred tax assets	2
Other long-term assets	7
Property, plant and equipment, net	310
Operating lease assets	13
Goodwill	14
Other intangible assets, net	61
Discontinued operations impairment	(75)
Total long-term assets	337
Total assets held for sale	$450

Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$52
Income taxes payable	1
Accrued payroll	3
Current portion of operating lease liabilities	2
Other current liabilities	9
Total current liabilities	67
Long-term pension and post employment benefit obligations	36
Deferred income taxes	22
Operating lease liabilities	5
Other long-term liabilities	8
Total long-term liabilities	71
Total liabilities held for sale	$138

In addition to the Held for Sale Business assets and liabilities classified as held for sale in the table above, the Company’s Consolidated Balance Sheets at June 30, 2021 includes an additional $1 of current assets held for sale and $4 of current liabilities associated with assets held for sale related to the Company’s other restructuring activities.
Hexion Inc. | 11 | Q2 2021 Form 10-Q

The following table shows the financial results of discontinued operations for the periods presented:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Major line items constituting pretax income of discontinued operations:
Net sales	$53	$97	$216	$242
Cost of sales (exclusive of depreciation and amortization)	46	84	183	205
Selling, general and administrative expense	5	10	16	21
Depreciation and amortization	—	9	—	18
Loss on sale of business	10	—	10	—
Asset impairments	—	—	16	—
Business realignment costs	—	—	—	1
Other operating income, net	—	(1)	—	(1)
Operating (loss) income	(8)	(5)	(9)	(2)
Other non-operating income, net	(5)	—	(5)	—
Loss from discontinued operations before income tax, earnings from unconsolidated entities	(3)	(5)	(4)	(2)
Income tax expense (benefit)	1	(5)	2	1
Loss from discontinued operations, net of tax	$(4)	$—	$(6)	$(3)
Earnings from unconsolidated entities, net of tax	—	—	1	—
Net loss attributable to discontinued operations	$(4)	$—	$(5)	$(3)
5. Asset Impairments
During the first quarter of 2020, the Company indefinitely idled certain assets within its Adhesives segment. These represented triggering events resulting in impairment evaluations of the fixed assets within both the oilfield and phenolic specialty resins asset groups. As a result, asset impairments totaling $16 were recorded in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations during the six months ended June 30, 2020. There were no asset impairments recognized in the three and six months ended June 30, 2021.
6. Related Party Transactions
2020 Affiliate Loan
In March 2020, the Company entered into a $10 short term affiliate loan with Hexion Holdings Corporation (the “Parent” or “Hexion Holdings”) at a 0% interest rate to fund Parent share repurchases. In June 2020, the Company made a $10 non-cash distribution to its Parent treated as a return of capital to settle this affiliate loan. This return of capital reduced “Paid-in capital” in the unaudited Condensed Consolidated Balance Sheet at June 30, 2020.
Transactions with Joint Ventures
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Sales to joint ventures were less than $1 for the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020. There were no purchases from joint ventures for the three and six months ended June 30, 2021. Accounts receivable from joint ventures were less than $1 at both June 30, 2021 and December 31, 2020. There were no accounts payable at June 30, 2021 and December 31, 2020. Joint venture activity is primarily driven by the Russia JV which the Company sold as part of the sale of its Held for Sale Business. The Company had a loan receivable from the Russia JV of $4 at December 31, 2020, which was recorded in “Long-term assets held for sale,” and was settled with the sale in April 2021.
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
Hexion Inc. | 12 | Q2 2021 Form 10-Q

Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes.
Recurring Fair Value Measurements
As of June 30, 2021, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $1, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the six months ended June 30, 2021 or 2020.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both June 30, 2021 and December 31, 2020, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
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
In October 2019, the Company executed an interest rate swap syndication agreement where by Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, beginning January 1, 2020 through January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the Company’s variable rate Senior Secured Term Loan denominated in USD ($700 outstanding at June 30, 2021). The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). For the Hedge, the Company records changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to the unaudited Condensed Consolidated Statement of Operations in the same period that the hedged transaction affects net (loss) income and in the same unaudited Condensed Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
The following tables summarize the Company’s derivative financial instrument designated as a hedging instrument:

		June 30, 2021		December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swap	Other current (liabilities)/assets	$300	$(10)	$300	$(15)
Total derivatives designated as hedging instruments			$(10)		$(15)

	Amount of Gain (Loss) Recognized in OCI on Derivatives
Derivatives designated as hedging instruments	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest Rate Swaps
Interest Rate Swap	$—	$(3)	$5	$(18)
Total	$—	$(3)	$5	$(18)
In both the three and six months ended June 30, 2021 and 2020 the Company reclassified a loss of $1 from OCI to “Interest expense, net” on the Condensed Consolidated Statement of Operations related to the settlement of a portion of the Hedge.

Hexion Inc. | 13 | Q2 2021 Form 10-Q

The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2021
Debt	$1,610	$—	$1,606	$48	$1,654
December 31, 2020
Debt	$1,792	$—	$1,767	$55	$1,822
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
8. Debt Obligations
Debt outstanding at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021		December 31, 2020
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $5 and $6 of unamortized debt discount)	698	7	701	7
Senior Secured Term Loan - EUR due 2026 (includes $3 and $4 of unamortized debt discount)	353	—	515	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	450	—
Other Borrowings:
Australia Facility due 2026(1)	30	—	—	30
Brazilian bank loans	1	18	2	22
Lease obligations (2)	35	13	42	14
Other	—	5	—	9
Total(3)	$1,567	$43	$1,710	$82
(1)In February 2021, the Company extended its Australian Term Loan Facility through February 2026.
(2)Lease obligations include finance leases and sale leaseback financing arrangements.
(3)The foreign exchange translation impact of the Company’s foreign currency denominated debt instruments resulted in a decrease of $13 as of June 30, 2021 compared to December 31, 2020.

May 2021 Transaction
In May 2021, in connection with the sale of its Held for Sale Business, the Company used a portion of the net proceeds to pay down $150 in aggregate principal of the euro denominated Senior Secured Term Loan - EUR . See Note 4 for more information regarding sale of the Held for Sale Business in April 2021.

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

Hexion Inc. | 14 | Q2 2021 Form 10-Q

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at June 30, 2021 and December 31, 2020:

	Liability		Range of Reasonably Possible Costs at June 30, 2021
Site Description	June 30, 2021(1)	December 31, 2020(2)	Low	High
Geismar, LA	$12	$12	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	3	1	3
Equal to or greater than 1%	7	6	6	14
Currently-owned	6	8	3	14
Formerly-owned:
Remediation	17	18	14	33
Monitoring only	—	—	—	1
Total	$44	$47	$33	$87
(1)    The table includes approximately $3 of environmental remediation liabilities at June 30, 2021 related to assets held for sale related to the Company’s other restructuring activities and are included in the “Current liabilities associated with assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
(2)     The table includes approximately $2 of environmental remediation liabilities related to the Held for Sale Business at December 31, 2020. These associated liabilities have been included in “Long-term liabilities associated with assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At both June 30, 2021, and December 31, 2020, $14 of these liabilities have been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities” within the unaudited Condensed Consolidated Balance Sheets.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at June 30, 2021:
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

Hexion Inc. | 15 | Q2 2021 Form 10-Q

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
Non-Environmental Legal Matters
The Company’s continuing operations is involved in various legal proceedings in the ordinary course of business and had reserves of $1 at both June 30, 2021 and December 31, 2020, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At June 30, 2021 and December 31, 2020, $3 and $2, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
10. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized less than $1 of net non-pension postretirement benefit cost for the three and six months ended June 30, 2021 and 2020.

Hexion Inc. | 16 | Q2 2021 Form 10-Q

Following are the components of net pension benefit cost recognized by the Company for the three and six months ended June 30, 2021 and 2020:

	Pension Benefits
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$—	$4	$1	$4	$1	$10	$1	$9
Interest cost on projected benefit obligation	1	2	1	2	2	3	3	3
Expected return on assets	(3)	(3)	(3)	(3)	(6)	(7)	(6)	(6)
Net (benefit) expense(1)	$(2)	$3	$(1)	$3	$(3)	$6	$(2)	$6
(1)    Includes less than $1 of net pension expense for non-U.S. plans related to the Held for Sale Business during both the three and six months ended June 30, 2021 and 2020. These associated costs have been included in “Loss from discontinued operations, net of taxes” within the unaudited Condensed Consolidated Statements of Operations.
As of June 30, 2021 and December 31, 2020, the Company had a prepaid pension asset of $58 and $52 included in “Other Current Assets” within the Company’s unaudited Condensed Consolidated Balance Sheets which represents an over funded position within the Company’s Netherlands defined benefit pension plans as a result of excess contributions and favorable interest rate conditions.
As of June 30, 2021 and December 31, 2020, the Company had a pension liability of $220 and $236, respectively, and a non-pension postretirement benefit liability of $12 and $11, respectively. These liabilities are included in “Long-term pension and post employment benefit obligations” within the Company’s unaudited Condensed Consolidated Balance Sheets. As of December 31, 2020, the Company had $30 of pension obligation classified as held for sale on the Condensed Consolidated Balance Sheet, and these obligations were part of the disposal of the Held for Sale Business on April 30, 2021.

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
In the second quarter of 2021, Hexion Holdings granted 62,108 Restricted Stock Units (“RSUs”) to certain employees that time vest over three years with a weighted average grant date fair value of $15.37 per share. Additionally, Hexion Holdings granted 63,981 Performance Stock Units (“PSUs”) to certain employees that vest based on performance conditions with a weighted average grant date fair value of $15.37 per share. Compensation cost will be recognized over the service period of the PSUs once the satisfaction of the applicable performance condition is deemed probable. As of June 30, 2021, the Company’s performance conditions underlying the PSU's were considered probable of occurring and thus stock-based compensation expense has been recorded for the 2020 and 2021 grants.
The Company recognized $9 and $4 of stock-based compensation costs for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized $15 and $9, respectively. The amounts are included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.
The Company’s Parent had 57,568,295 shares of common stock outstanding and approximately 10,177,908 warrants outstanding as of June 30, 2021. The Company’s Parent had 2,393,154 RSUs and 3,932,471 PSUs outstanding as of June 30, 2021.
Hexion Inc. | 17 | Q2 2021 Form 10-Q

12. Segment Information
The Company’s reporting segments are aligned around our two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At June 30, 2021, the Company’s continuing operations had three reportable segments, which consist of the following businesses:
•Adhesives: these businesses are focused on the global adhesives market. They include the Company’s global wood adhesives and global formaldehyde businesses, with assets in North America, Latin America, Australia and New Zealand. Adhesives also includes the oilfield technology group.
•Coatings and Composites: these businesses are focused on the global coatings and composites market. They include the Company’s base and specialty epoxy resins and Versatic™ acid and derivatives businesses.
•Corporate and Other: primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses.

Reportable Segments
Following are net sales and Segment EBITDA for continuing operations by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive variable compensation goals. Corporate and Other is primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses not allocated to continuing segments.
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

Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$310	$177	$487	$196	$104	$300
Europe	3	205	208	4	107	111
Asia Pacific	42	61	103	29	72	101
Latin America	54	—	54	23	—	23
Total	$409	$443	$852	$252	$283	$535

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$583	$316	$899	$449	$258	$707
Europe	10	383	393	9	261	270
Asia Pacific	79	136	215	62	122	184
Latin America	98	—	98	61	—	61
Total	$770	$835	$1,605	$581	$641	$1,222
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Hexion Inc. | 18 | Q2 2021 Form 10-Q

Reconciliation of Net Income (Loss) to Segment EBITDA:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Reconciliation:
Net income (loss)	$38	$(42)	$49	$(101)
Less: Net loss from discontinued operations	(4)	—	(5)	(3)
Net income (loss) from continuing operations	$42	$(42)	$54	$(98)
Income tax expense (benefit)	9	(6)	25	(9)
Interest expense, net	24	25	48	51
Depreciation and amortization (1)	51	47	100	96
EBITDA	126	24	227	40
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$—	$—	$16
Business realignment costs (2)	8	18	13	38
Transaction costs (3)	7	1	7	3
Realized and unrealized foreign currency losses	—	—	4	6
Other non-cash items (4)	15	12	25	23
Other (5)	4	1	(2)	3
Total adjustments	34	32	47	89
Segment EBITDA	$160	$56	$274	$129

Segment EBITDA:
Adhesives	$75	$43	$143	$98
Coatings and Composites	108	26	173	65
Corporate and Other	(23)	(13)	(42)	(34)
Total	$160	$56	$274	$129

(1)For the three and six months ended June 30, 2021, accelerated depreciation of $2 has been included in “Depreciation and amortization.” For the three and six months ended June 30, 2020, accelerated depreciation of $1 and $2, respectively, has been included in “Depreciation and amortization.”
(2)Business realignment costs for the periods below included:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Severance costs	$1	$2	$—	$10
In-process facility rationalizations	1	1	2	7
Contractual costs from exited businesses	2	4	4	4
Business services implementation	1	8	3	12
Legacy environmental reserves	2	2	—	4
Other	1	1	4	1
(3)For the three and six months ended June 30, 2021, transaction costs represent the costs associated with professional fees related to strategic projects and the set up of our transition services agreement related to the Held for Sale Business. For the three and six months ended June 30, 2020 the transaction costs primarily included certain professional fees related to strategic projects.

(4)Other non-cash items for the periods presented below included:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Fixed asset write-offs	$4	$5	$5	$7
Stock-based compensation costs	9	4	15	9
Long-term retention programs	2	3	4	6
Other	—	—	1	1

Hexion Inc. | 19 | Q2 2021 Form 10-Q

(5)Other for the periods presented below included:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Legacy and other non-recurring items	$2	$2	$2	$4
IT outage recoveries, net	—	(3)	—	(4)
Gain on sale of assets	—	—	(4)	—
Financing fees and other	2	2	—	3

13. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and six months ended June 30, 2021 and 2020:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance at March 31, 2020	$(45)	$(13)	$(58)
Change in value	6	(3)	3
Balance at June 30, 2020	$(39)	$(16)	$(55)

Balance at December 31, 2019	$(3)	$2	$(1)
Change in value	(36)	(18)	(54)
Balance at June 30, 2020	$(39)	$(16)	$(55)

Balance at March 31, 2021	$(20)	$(11)	$(31)
Change in value(1)	—	—	—
Balance at June 30, 2021	$(20)	$(11)	$(31)

Balance at December 31, 2020	$(11)	$(16)	$(27)
Change in value	(9)	5	(4)
Balance at June 30, 2021	$(20)	$(11)	$(31)
(1)Change in value associated with Foreign Currency Translation Adjustments for the three months ended June 30, 2021 includes reduction of $8 associated with the disposal of our Held for Sale Business.
14. Income Taxes
The income tax expense (benefit) for the three months ended June 30, 2021 and 2020 was $9 and $(6), respectively. The income tax expense (benefit) for the six months ended June 30, 2021 and 2020 was $25 and $(9), respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2021 and 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the three months ended June 30, 2021 and 2020 was 18% and 12%, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 32% and 8%, respectively. The difference between the effective and the statutory rate in each period was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The primary jurisdictions with significantly different effective and statutory tax rates for the three months ended June 30, 2021 were the Netherlands, Brazil, and Canada. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Hexion Inc. | 20 | Q2 2021 Form 10-Q

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
Within the following discussion, unless otherwise stated, “the second quarter of 2021” refers to the three months ended June 30, 2021 and “the second quarter of 2020” refers to the three months ended June 30, 2020, “the first half of 2021” refers to the six months ended June 30, 2021 and “the first half of 2020” refers to the six months ended June 30, 2020.
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
Through our worldwide network of strategically located production facilities, we serve more than 2,000 customers in approximately 80 countries. Our global customers include large companies in their respective industries, such as Akzo Nobel, BASF, Norbord, Louisiana Pacific, Bayer, Owens Corning, PPG Industries, Sherwin Williams, Sinoma, Aeolon and Weyerhaeuser.
COVID-19 Impact
In March 2020, the World Health Organization categorized COVID-19 as a global pandemic. Around the world, local governments’ responses to COVID-19 continued to evolve, which led to stay-at-home orders, social distancing guidelines and other preventative measures that disrupted various industries in the global economy and the markets in which our products are manufactured, distributed and sold. Many governments determined our businesses to be essential, and in response, we implemented additional guidelines to further protect the health and safety of our employees as we continued to operate with our suppliers and customers.
Hexion Inc. | 21 | Q2 2021 Form 10-Q

During the first six months of 2021, multiple COVID-19 vaccinations became publicly available, leading to decreased infection rates and the recovery of many industries as in-person activities expanded. In June 2021, the Company began allowing limited return to work in corporate offices and have continued to maintain a paramount focus on the safety of our employees and on adherence to local guidelines. Though our strong results reflect a recovering economy, the impact of COVID-19 continues to evolve, and its ultimate impact on our future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain the virus or treat its impact.
Sale of Phenolic Specialty Resins Business
On September 27, 2020, the Company entered into a Purchase Agreement for the sale of PSR, Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business” or the “Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration received to date consists of $335 in cash and certain assumed liabilities. The remainder consists of future payments of up to $90 based on the performance of the Held for Sale Business. The Held for Sale Business was formerly included in the Company’s Adhesives reportable segment.
On April 30, 2021, the Company completed the sale (the “Transaction”) of its Held for Sale Business pursuant to the terms of the Purchase Agreement with the Buyers. The Company received gross cash consideration for the Held for Sale Business in the amount of $304. In addition, the Buyers assumed approximately $31 of certain liabilities, net of preliminary working capital and other closing adjustments as part of the Purchase Agreement. A subsequent post-closing adjustment to the purchase price of $2 was made in accordance with the Purchase Agreement. The Company will use a portion of the net proceeds to invest in our business, and in May 2021, the Company used a portion of the net proceeds to reduce its borrowings under its Senior Secured Term Loan, in accordance with its credit agreement. See Note 8 for further information on reduction to the Company’s Senior Secured Term Loan.
For the six months ended June 30, 2021, we reported the results of the Held for Sale Business as a “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented. As of December 31, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets.
Unless otherwise noted, the tables and discussion below represent the Company’s continuing operations and excludes the Held for Sale Business.
Reportable Segments in 2021
Our reporting segments are aligned around our two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At June 30, 2021, we have three reportable segments, which consist of the following businesses:
•Adhesives: these businesses are focused on the global adhesives market. They include the Company’s global wood adhesives and global formaldehyde businesses, with assets in North America, Latin America, Australia and New Zealand. Adhesives also includes the oilfield technology group.
•Coatings and Composites: these businesses are focused on the global coatings and composites market. They include our base and specialty epoxy resins and Versatic™ acid and derivatives businesses.
•Corporate and Other: primarily corporate general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and foreign exchange gains and losses.

2021 Overview
Following are highlights from our results of continuing operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Statements of Operations:
Net sales	$1,605	$1,222	$383	31%
Operating income (loss)	119	(62)	181	n/m
Income (loss) before income tax	78	(109)	187	n/m
Net income (loss) from continuing operations	54	(98)	152	n/m
Segment EBITDA:
Adhesives	$143	$98	45	46%
Coatings and Composites	173	65	108	166%
Corporate and Other	(42)	(34)	(8)	24%
Total	$274	$129	$145	112%

Hexion Inc. | 22 | Q2 2021 Form 10-Q

•Net Sales—In the first six months of 2021, net sales increased by $383, or 31%, compared to the first six months of 2020. Pricing positively impacted sales by $246 due to raw material price increases passed through to customers and tight market conditions in our base and specialty epoxy businesses. Volumes positively impacted net sales by $84, which was primarily related to volume increases in our North and Latin American resins and formaldehyde businesses driven by strong demand across key end-markets. These increases were partially offset by volume decreases in our base epoxy business mainly driven by winter storm Uri in the U.S. gulf coast in the first quarter of 2021. Foreign currency translation positively impacted net sales by $53 due to the strengthening of various foreign currencies against the U.S. dollar in the first six months of 2021 compared to the first six months of 2020.
•Net Income (Loss) from continuing operations—In the first six months of 2021, net income from continuing operations increased by $152 from a net loss of $98 as compared to the first six months of 2020. The increase was driven by an increase in operating income of $181, primarily due to an increase in gross profit resulting from improved market conditions across our key businesses. This increase was partially offset by an increase in selling, general, and administrative expense as a result of increased variable compensation costs.
•Segment EBITDA—For the first six months of 2021, Segment EBITDA was $274, an increase of 112% compared with $129 in the first six months of 2020. This increase was primarily due to ongoing COVID economic recovery and improved market conditions, resulting in margin expansion within our base and specialty epoxy businesses and higher volumes within our Adhesives segment. These increases were partially offset by temporary manufacturing outages caused by winter storm Uri in the U.S. gulf coast. Additionally, our Corporate and Other charges in the first six months of 2021 increased by $8 compared to the first six months of 2020 due primarily to increased employee variable compensation awards.
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
◦Extensive conversions were initiated at several major customers within our Adhesives segment in 2020 for next generation OSB PF technology for board surface and core applications, and development works continues to position our products favorably compared to pMDI.
◦An expansion of our Brimbank, Australia facility within our Adhesives segment to develop fire-resistant cladding materials leveraging proprietary phenolic resin technology. Production is expected to start at the facility in 2022.
◦As an alternative technology, we have also developed BPA-free alternative coating technologies within our Coatings and Composites segment to address changing consumer preferences.

Short-term Outlook
As we look towards the second half of 2021, we anticipate strong performance as market conditions continue to recover from the impacts of the COVID-19 pandemic and Winter Storm Uri. Though we continued to operate as an essential business during the first half of 2020, we experienced weak economic conditions in our key markets, specifically within automotive and certain industrial markets. In the second half of 2020 and in the first half of 2021, we saw sequential improvement in many of the industries in which our businesses operate and year-over-year Segment EBITDA improvement as the overall economy continued to recover from the global pandemic. We continue to expect strong performance across our businesses and strong demand in our key end markets in second half of 2021.
Within our Coatings and Composites segment, we continue to expect significant year over year improvement in both our base and specialty epoxy businesses in second half of 2021 as key end-markets recover from COVID-19 and Winter Storm Uri disruptions. Additionally, we expect our VersaticTM acid and derivatives business continues to experience modest growth in architectural coatings.
Within our Adhesives segment, we anticipate improvement in Segment EBITDA within our North and Latin American Wood Adhesives business in 2021 based on the latest expectations in U.S. and Canadian housing starts, remodeling and ongoing macroeconomic recovery from the COVID-19 pandemic. We also expect that continued economic recovery and strong market demand will positively impact our North American formaldehyde business in the remainder of 2021.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales (excluding depreciation expense). The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first six months of 2021 compared to the first six months of 2020, the average price of phenol, urea and methanol increased by approximately 112%, 72% and 68%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
Hexion Inc. | 23 | Q2 2021 Form 10-Q

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
Foreign Currency Exchange
The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 55% of our sales in the first six months of 2021. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar.
Hexion Inc. | 24 | Q2 2021 Form 10-Q

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	$	% of Net Sales	$	% of Net Sales
Net sales	$852	100%	$535	100%
Cost of sales (exclusive of depreciation and amortization shown below)	636	75%	448	84%
Selling, general and administrative expense	83	10%	45	8%
Depreciation and amortization	51	6%	47	9%
Business realignment costs	8	1%	18	3%
Other operating expense, net	3	—%	5	1%
Operating income (loss)	71	8%	(28)	(5)%
Interest expense, net	24	3%	25	5%
Other non-operating income	(3)	—%	(4)	(1)%
Total non-operating expense	21	2%	21	4%
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	50	6%	(49)	(9)%
Income tax expense benefit	9	1%	(6)	(1)%
Income (loss) from continuing operations before earnings from unconsolidated entities	41	5%	(43)	(8)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%
Income (loss) from continuing operations, net of taxes	42	5%	(42)	(8)%
Income from discontinued operations, net of taxes	(4)	—%	—	—%
Net income (loss)	38	4%	(42)	(8)%
Other comprehensive loss	$—		$3

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
Net Sales
In the second quarter of 2021, net sales increased by $317, or 59%, compared to the second quarter of 2020. Pricing positively impacted sales by $182 due primarily to improved market conditions in our base epoxy resins and specialty epoxy resins businesses, raw material price increases contractually passed through to customers across many businesses, and favorable product mix. Volumes positively impacted net sales by $95, primarily due to strong demand across key end-markets in our North and Latin American resins and formaldehyde businesses and our base epoxy businesses, which offset volume declines late in the quarter from softer wind energy demand in China as customers adjusted their inventory due to rising raw material costs. Lastly, foreign currency translation positively impacted net sales by $40 due to the strengthening of various foreign currencies against the U.S. dollar in the second quarter of 2021 compared to the second quarter of 2020.
Operating Income (Loss)
In the second quarter of 2021, operating income (loss) increased by $99 from an operating loss of $28 in the second quarter of 2020 to an operating income of $71 in the second quarter of 2021 largely due to an increase in gross profit as a result of improved market conditions across many of our businesses. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to increased variable compensation costs.
Income Tax Expense
The income tax expense (benefit) for the three months ended June 30, 2021 and 2020 was $9 and $(6), respectively. The income tax expense (benefit) is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2021 and 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the three months ended June 30, 2021 and 2020 was 18% and 12%, respectively. The difference between the effective and the statutory rate in each period was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The primary jurisdictions with significantly different effective and statutory tax rates for the three months ended June 30, 2021 were Netherlands, Brazil, and Canada. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

Hexion Inc. | 25 | Q2 2021 Form 10-Q

Other Comprehensive Loss
For the second quarter of 2021, foreign currency translation had no impact on other comprehensive income as it decreased by $7 due to the strengthening of foreign currencies against the US dollar offset by $7 with disposal of our foreign operations associated closing of our Held for Sale Business.
For the second quarter of 2020, foreign currency translation negatively impacted other comprehensive loss by $6, due to an overall strengthening of various foreign currencies against the U.S. dollar in the second quarter of 2020 and an unrealized loss of $3 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	$	% of Net Sales	$	% of Net Sales
Net sales	$1,605	100%	$1,222	100%
Cost of sales (exclusive of depreciation and amortization shown below)	1,220	76%	1,013	83%
Selling, general and administrative expense	153	10%	109	9%
Depreciation and amortization	100	6%	96	8%
Asset impairments	—	—%	16	1%
Business realignment costs	13	1%	38	3%
Other operating (income) expense, net	—	—%	12	1%
Operating income (loss)	119	7%	(62)	(5)%
Interest expense, net	48	3%	51	4%
Other non-operating income	(7)	—%	(4)	—%
Total non-operating expense	41	3%	47	4%
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	78	5%	(109)	(9)%
Income tax expense (benefit)	25	2%	(9)	(1)%
Income (loss) from continuing operations before earnings from unconsolidated entities	53	3%	(100)	(8)%
Earnings from unconsolidated entities, net of taxes	1	—%	2	—%
Income (loss) from continuing operations, net of taxes	54	3%	(98)	(8)%
Loss from discontinued operations, net of taxes	(5)	—%	(3)	—%
Net income (loss)	49	3%	(101)	(8)%
Other comprehensive loss	$(4)		$(54)
Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Net Sales
In the first six months of 2021, net sales increased by $383, or 31%, compared to the first half of 2020. Pricing positively impacted sales by $246 due primarily to raw material price increases passed through to customers across many of our businesses and tight market conditions in our base and specialty epoxy resins businesses. Volumes positively impacted net sales by $84 primarily due to strong demand across key end-markets in our North and Latin American resins and formaldehyde businesses driven by recovery from COVID-19’s global economic impact across our various industries and markets compared to the first half of 2020. These increases were partially offset by volume decreases in our base epoxy business mainly driven by winter storm Uri in the U.S. gulf coast in the first quarter of 2021. Foreign currency translation positively impacted net sales by $53, due to the strengthening of various foreign currencies against the U.S. dollar in the first half of 2021 compared to the first half of 2020.
Operating Income
In the first half of 2021, operating income (loss) increased by $181 from operating loss of $62 in the first half of 2020 to an operating income of $119 in the first half of 2021. This increase was driven by an increase in gross profit due primarily to favorable market conditions described above, and was partially offset by an increase in selling, general, and administrative expense primarily due to increased variable compensation costs.
Non-Operating Expense
In the first half of 2021, total non-operating expense decreased by $6 compared to the first half of 2020 due primarily to a decrease of $3 in interest expense and an increase of $3 in miscellaneous other non-operating income.

Hexion Inc. | 26 | Q2 2021 Form 10-Q

Income Tax Expense
The income tax (benefit) expense for the six months ended June 30, 2021 and the six months ended June 30, 2020 was $25 and $(9), respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2021 and 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the three months ended June 30, 2021 and 2020 was 32% and 8%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The primary jurisdictions with significantly different effective and statutory tax rates for the six months ended June 30, 2021 were Germany, Brazil, and Canada. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first half of 2021, foreign currency translation negatively impacted other comprehensive gain by $9, due to an overall strengthening of various foreign currencies against the U.S. dollar in the first half of 2021 and an unrealized loss of $5 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
For the first half of 2020, foreign currency translation negatively impacted other comprehensive loss by $(36), due to an overall weakening of various foreign currencies against the U.S. dollar in the first half of 2020 and an unrealized gain of $18 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
Results of Operations by Segment
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by reportable segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive variable compensation goals. Segment EBITDA should not be considered a substitute for net loss or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net Sales (1):
Adhesives	$409	$252	$770	$581
Coatings and Composites	443	$283	835	641
Total	$852	$535	$1,605	$1,222

Segment EBITDA:
Adhesives	$75	$43	$143	$98
Coatings and Composites	108	26	173	65
Corporate and Other	(23)	(13)	(42)	(34)
Total	$160	$56	$274	$129
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended June 30, 2021 to the three months ended June 30, 2020 :

	Volume	Price/Mix	Currency Translation	Total
Adhesives	32%	23%	7%	62%
Coatings and Composites	5%	44%	8%	57%
Adhesives
Net sales in the second quarter of 2021 increased by $157, or 62%, when compared to the second quarter of 2020. Volumes positively impacted net sales by $81, due to volume increases in our North American and Latin American resins and formaldehyde businesses driven by strong demand across key end-markets and recovery from COVID-19’s global economic impact across our various industries and markets compared to the second quarter of 2020. Pricing positively impacted net sales by $58, primarily due to raw material price increases contractually passed through to customers across many of our businesses. Foreign currency translation positively impacted net sales by $18
Hexion Inc. | 27 | Q2 2021 Form 10-Q

mainly due to the strengthening of various foreign currencies against the U.S dollar in the second quarter of 2021 compared to the second quarter of 2020.
Segment EBITDA in the second quarter of 2021 increased by $32, to $75, compared to the second quarter of 2020. This increase was primarily driven by increased demand in key end-markets, as discussed above, along with raw material productivity positively impacting our wood adhesives and formaldehyde businesses.

Coatings and Composites
Net sales in the second quarter of 2021 increased by $160, or 57%, when compared to the second quarter of 2020. Pricing positively impacted net sales by $124, due primarily to raw material price increases driven by tight market conditions in our base epoxy and specialty resins business and reduced market supply due to logistical constraints in vessel capacity and the impact of the Suez canal blockage. Volumes positively impacted net sales by $14, which was primarily related to volume increases in our base epoxy and VersaticTM acid and derivatives businesses driven by recovery from COVID-19’s global economic impact across our various industries and markets compared to the second quarter of 2020. These volume increases were partially offset by volume decreases in our specialty epoxy business due to lower demand in the Chinese wind energy market. Lastly, foreign currency translation positively impacted net sales by $22, due primarily to the strengthening of the euro and Chinese yuan against the U.S. dollar in the second quarter of 2021 compared to the second quarter of 2020.
Segment EBITDA in the second quarter of 2021 increased by $82 to $108, compared to the second quarter of 2020. These Segment EBITDA increases were primarily driven by volume increases in our base epoxy and VersaticTM acid and derivatives businesses and price increases in our base and specialty epoxy businesses.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the second quarter of 2021 increased $10 compared to the second quarter of 2020 due primarily to increased employee variable compensation awards.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020 Segment Results
Following is an analysis of the percentage change in net sales by segment from the six months ended June 30, 2020 to the six months ended June 30, 2021:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	16%	14%	3%	33%
Coatings and Composites	(1)%	25%	6%	30%
Adhesives
Net sales in the first six months of 2021 increased by $189, or 33%, when compared to the first six months of 2020. Volumes positively impacted net sales by $88, primarily due to strong demand across key end-markets in our North and Latin American resins and formaldehyde businesses driven by recovery from COVID-19’s global economic impact across our various industries and markets compared to the first half of 2020. Pricing positively impacted net sales by $83, primarily due to raw material price increases as a result of Winter Storm Uri’s impact in the gulf coast, which we contractually passed through to customers across many of our businesses. Lastly, foreign currency translation increased by $18, due to the strengthening of various foreign currencies against the U.S. dollar.
Segment EBITDA in the first six months of 2021 increased by $45 to $143, when compared to the first six months of 2020. This increase was primarily driven by strong demand in our North and Latin American resins and global formaldehyde businesses, along with raw material productivity positively impacting our wood adhesives and formaldehyde businesses.
Coatings and Composites
Net sales in the first six months of 2021 increased by $194, or 30%, when compared to the first six months of 2020. Pricing positively impacted net sales by $163, due primarily to raw material price increases passed through to customers across many of our businesses and tight market conditions in our base and specialty epoxy resins businesses. Foreign currency translation positively impacted net sales by $35, due primarily to the strengthening of various foreign currencies against the U.S. dollar in the six months of 2021 compared to the first six months of 2020. Volumes negatively impacted net sales by $4, which was primarily related to volume decreases in our base epoxy business mainly driven by winter storm Uri in the U.S. gulf coast in the first quarter of 2021. These decreases in volumes were partially offset by year over year volume increases in our VersaticTM acid and derivatives businesses driven by strong market conditions.
Segment EBITDA in the first six months of 2021 increased by $108 to $173 compared to the first six months of 2020. The increase was primarily due to improved market conditions across many of our businesses, as discussed above, partially offset by costs related to the temporary manufacturing outages caused by winter storm Uri in the U.S. gulf coast.
Hexion Inc. | 28 | Q2 2021 Form 10-Q

Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the first six months of 2021 increased by $8 compared to the first six months of 2020 primarily due to an increase in employee incentive compensation costs and a net increase of $3 in business services costs.

Reconciliation of Net Income (Loss) to Segment EBITDA:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Reconciliation:
Net income (loss)	$38	$(42)	$49	$(101)
Less: Net loss from discontinued operations	(4)	—	(5)	(3)
Net income (loss) from continuing operations	$42	$(42)	$54	$(98)
Income tax expense (benefit)	9	(6)	25	(9)
Interest expense, net	24	25	48	51
Depreciation and amortization (1)	51	47	100	96
EBITDA	126	24	227	40
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$—	$—	$16
Business realignment costs (2)	8	18	13	38
Transaction costs (3)	7	1	7	3
Realized and unrealized foreign currency losses	—	—	4	6
Other non-cash items (4)	15	12	25	23
Other (5)	4	1	(2)	3
Total adjustments	34	32	47	89
Segment EBITDA	$160	$56	$274	$129

Segment EBITDA:
Adhesives	$75	$43	$143	$98
Coatings and Composites	108	26	173	65
Corporate and Other	(23)	(13)	(42)	(34)
Total	$160	$56	$274	$129

(1)For the three and six months ended June 30, 2021, accelerated depreciation of $2 has been included in “Depreciation and amortization.” For the three and six months ended June 30, 2020, accelerated depreciation of $1 and $2, respectively, has been included in “Depreciation and amortization.”
(2)Business realignment costs for the periods below included:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Severance costs	$1	$2	$—	$10
In-process facility rationalizations	1	1	2	7
Contractual costs from exited businesses	2	4	4	4
Business services implementation	1	8	3	12
Legacy environmental reserves	2	2	—	4
Other	1	1	4	1
(3)For the three and six months ended June 30, 2021 transaction costs represent professional fees related to strategic projects and costs associated with the set up of our transition services agreement and professional fees related to strategic projects. For the three and six months ended June 30, 2020 the transaction costs primarily relate to certain professional fees related to strategic projects.

Hexion Inc. | 29 | Q2 2021 Form 10-Q

(4)Other non-cash items for the periods presented below included:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Fixed asset write-offs	$4	$5	$5	$7
Stock-based compensation costs	9	4	15	9
Long-term retention programs	2	3	4	6
Other	—	—	1	1

(5)Other for the periods presented below included:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Legacy and other non-recurring items	$2	$2	$2	$4
IT outage recoveries, net	—	(3)	—	(4)
Gain on sale of assets	—	—	(4)	—
Financing fees and other	2	2	—	3
Hexion Inc. | 30 | Q2 2021 Form 10-Q

Liquidity and Capital Resources
2021 Outlook
We believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our ABL Facility. We expect positive cash flow generation in 2021, as a result of our strong results in the first half of the year, the anticipation of favorable market conditions in the second half of the year, the proceeds from the Transaction of our Held for Sale Business, and the seasonality of our business which drives lower working capital in the fourth quarter. We have the operational and financial flexibility to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs.
The following factors have or will impact 2021 cash flows:
•Sales of Assets: In May 2021, we used $150 of the net proceeds to pay down the aggregate principal of the euro denominated tranche Senior Secured Term Loan. We plan to use the remaining proceeds from the transaction for general corporate purposes including investments in our business. We will continue to explore options to optimize our portfolio.
•Interest and Income Taxes: We expect cash outflows in 2021 related to interest payments on our debt of approximately $85 to $95 and income tax payments between $30 to $40.
•Capital Spending: Capital spending in 2021 is expected to be between $115 and $125, an increase from 2020 due to our commitment to future investments to productivity and growth projects in our businesses.
•Working Capital: We anticipate working capital to increase during 2021, as compared to 2020, based on expected increased volumes as key end markets continue to recover from COVID-19. During the year, we built up our working capital in the first half and expect to see a decrease in the second half, consistent with historical trends.
Our short-term cash needs are expected to include funding operations and we believe that we will be able to meet our liquidity needs over the next 12 months based on our current projections of cash flow from operations and borrowing availability under financing arrangements.
At June 30, 2021, we had $1,610 of outstanding debt and $646 in liquidity consisting of the following:
•$286 of unrestricted cash and cash equivalents (of which $151 is maintained in foreign jurisdictions);
•$295 of borrowings available under our ABL Facility ($350 borrowing base less $55 of outstanding letters of credit; there were no outstanding borrowings); and
•$65 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) from our continuing operations at June 30, 2021 and December 31, 2020 was $436 and $257, respectively. A summary of the components of our net working capital as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	% of LTM Net Sales	December 31, 2020	% of LTM Net Sales
Accounts receivable	$449	16%	$331	13%
Inventories	344	12%	265	11%
Accounts payable	(357)	(12)%	(339)	(14)%
Net working capital (1)	$436	16%	$257	10%
(1)Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with U.S. GAAP.

The increase in net working capital of $179 from December 31, 2020 was driven by an increase in accounts receivable of $118 and increase in inventory of $79, offset by an increase in accounts payable of $18. The increase in accounts receivable was driven by higher volumes and increased selling prices in the second quarter of 2021 as compared to the fourth quarter of 2020, the increase in inventories was driven by raw material price increases in the second quarter of 2021. The increase in accounts payable was largely related to raw material price increases in the second quarter of 2021 and negotiations with vendors to contractually extend payment terms when possible. Additionally, we continue to review inventory safety stock levels to efficiently meet customer demand and negotiate with vendors to contractually extend payment terms whenever possible.

Hexion Inc. | 31 | Q2 2021 Form 10-Q

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for continuing operations:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Sources (uses) of cash:
Operating activities	$(5)	$(22)
Investing activities	263	(52)
Financing activities	(171)	125
Effect of exchange rates on cash flow	4	(4)
Net change in cash and cash equivalents	$91	$47
Operating Activities
In the six months ended June 30, 2021, operations used $5 of cash. Net income from continuing operations of $54 included $120 of net non-cash expense items, consisting of depreciation and amortization of $100, non-cash stock based compensation expense of $15, and unrealized foreign currency losses of $8, partially offset by a deferred tax benefit of $3. Net working capital used $182, which was driven by an increase in accounts receivable, an increase in inventory, offset by an increase in accounts payable, due primarily to raw material price increases, expanded vendor payment terms and increased volumes. Changes in other assets and liabilities and income taxes payable provided $3 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, variable compensation, pension plan contributions and taxes.
In the six months ended June 30, 2020, operations used $22 of cash. Net loss from continuing operations of $98 included $126 of net non-cash income items. consisting of unrealized foreign currency losses of $4, depreciation and amortization of $96, non-cash asset impairments of $16, non-cash stock based compensation expense of $9 and loss on the sale of assets of $8, partially offset by deferred tax expense of $7. Net working capital used $33, which was largely driven by increases in accounts receivable due primarily to seasonality of our businesses, and decreases in accounts payable related to timing of vendor payments. Changes in other assets and liabilities and income taxes payable used $17 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, variable compensation, pension plan contributions and taxes.
Investing Activities
In the six months ended June 30, 2021, investing activities provided $263 of cash primarily related to proceeds from the dispositions of $304 and proceeds from sale of assets of $11, partially offset by capital expenditures of $52.
In the six months ended June 30, 2020, investing activities used $52 of cash related to capital expenditures.
Financing Activities
In the six months ended June 30, 2021, financing activities used $171 of cash. Net short-term debt payments were $7 and net long-term debt repayments were $164. Net long-term repayments primarily consisted of $150 from the net proceeds to pay down the aggregate principal of the euro denominated tranche Senior Secured Term Loan.
In the six months ended June 30, 2020, financing activities provided $125 of cash. Net short-term debt borrowings were $14, net long-term debt borrowings were $149. Our long-term debt borrowings primarily consisted of $164 of ABL borrowings in the first quarter of 2020. The Company distributed a $10 affiliate loan to its Parent, which was subsequently settled with a return of capital.
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
As we previously disclosed, our parent company Hexion Holdings Corporation, has filed a confidential S-1 for an IPO and are also reviewing our portfolio for optimization through potential divestitures, potential bolt-on acquisitions or mergers. While there is no guarantee of any future transactions, it could include a specific business unit or combination of several businesses. We expect that a portion of the proceeds from any future divestiture transaction or transactions upon completion would be used to help reduce the absolute amount of our debt.
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
Hexion Inc. | 32 | Q2 2021 Form 10-Q

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

Hexion Inc. | 33 | Q2 2021 Form 10-Q

The following table reconciles net loss to EBITDA and Pro Forma EBITDA from continuing operations for the twelve month period, and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

June 30, 2021
LTM Period
Net loss	$(80)
Net loss from discontinued operations	(71)
Net loss from continuing operations	(9)
Income tax expense	48
Interest expense, net	97
Depreciation and amortization	195
EBITDA	331
Adjustments to arrive at Pro Forma EBITDA:
Business realignment costs (1)	44
Realized and unrealized foreign currency gains	(2)
Unrealized losses on pension and postretirement benefits (2)	4
Transaction costs (3)	10
Other non-cash items (4)	45
Other (5)	12
Pro Forma EBITDA	$444
Pro forma fixed charges (6)	$80
Ratio of Pro Forma EBITDA to Fixed Charges (7)	5.55
(1)Primarily represents costs related to certain in-process cost reduction activities, including severance costs of $6, $6 related to certain in-process facility rationalizations, $8 of contractual costs for exited businesses, $5 for future environmental clean-up of closed facilities and one-time implementation and transition costs associated with the creation of a business services group within the Company of $13.
(2)Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.
(3)Represents certain professional fees related to strategic projects and the costs associated with the set up of our transition services agreement.
(4)Primarily includes expenses for retention programs of $7, fixed asset disposals of $11 and share-based compensation costs of $23.
(5)Primarily represents $6 of expenses related to legacy expenses and other non-recurring items, $5 of business optimization expense, $5 related to financing fees and other expenses, offset by $4 of gain on dispositions.
(6)Reflects pro forma interest expense based on interest rates at June 30, 2021.
(7)The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has a Pro Forma EBITDA to Fixed Charges ratio of at least 2.0 to 1.0.

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.
Hexion Inc. | 34 | Q2 2021 Form 10-Q

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first six months of 2021 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2021.
Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hexion Inc. | 35 | Q2 2021 Form 10-Q

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
There have been no other material developments during the second quarter of 2021 in any of the ongoing legal proceedings that were included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A.    Risk Factors
There have been no other material developments during the second quarter of 2021 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.        Defaults upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
This item is not applicable to the registrant.
Item 5.        Other Information
None.

Hexion Inc. | 36 | Q2 2021 Form 10-Q

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

Hexion Inc. | 37 | Q2 2021 Form 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION INC.

Date:	August 11, 2021	/s/ George F. Knight
George F. Knight
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Hexion Inc. | 38 | Q2 2021 Form 10-Q