Form 10-Q
period 2021-09-30
HEXION INC.
filed 2021-11-12
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on November 1, 2021: 100

HEXION INC.

Hexion Inc. | 2 | Q3 2021 Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
HEXION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $2 and $4, respectively)	$354	$204
Accounts receivable (net of allowance for doubtful accounts of $3 and $3, respectively)	413	331
Inventories:
Finished and in-process goods	273	180
Raw materials and supplies	122	85
Current assets held for sale (see Note 4)	5	114
Other current assets	51	39
Total current assets	1,218	953
Investment in unconsolidated entities	12	10
Deferred tax assets	7	7
Long-term assets held for sale (see Note 4)	—	342
Other long-term assets	77	85
Property and equipment:
Land	78	79
Buildings	124	122
Machinery and equipment	1,294	1,270
	1,496	1,471
Less accumulated depreciation	(309)	(212)
	1,187	1,259
Operating lease assets	94	103
Goodwill	164	164
Other intangible assets, net	1,025	1,079
Total assets	$3,784	$4,002
Liabilities and Equity
Current liabilities:
Accounts payable	$360	$339
Debt payable within one year	47	82
Interest payable	19	30
Income taxes payable	38	6
Accrued payroll and incentive compensation	71	42
Current liabilities associated with assets held for sale (see Note 4)	3	70
Current portion of operating lease liabilities	16	19
Other current liabilities	104	111
Total current liabilities	658	699
Long-term liabilities:
Long-term debt	1,546	1,710
Long-term pension and post employment benefit obligations	228	250
Deferred income taxes	147	161
Operating lease liabilities	71	76
Long-term liabilities associated with assets held for sale (see Note 4)	—	74
Other long-term liabilities	207	209
Total liabilities	2,857	3,179

Equity
Common stock —$0.01 par value; 100 shares authorized, issued and outstanding	—	—
Paid-in capital	1,192	1,169
Accumulated other comprehensive loss	(44)	(27)
Accumulated deficit	(221)	(319)
Total equity	927	823
Total liabilities and equity	$3,784	$4,002
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 3 | Q3 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net sales	$945	$634	$2,550	$1,855
Cost of sales (exclusive of depreciation and amortization shown below)	702	500	1,922	1,514
Selling, general and administrative expense	90	56	243	164
Depreciation and amortization	48	47	148	143
Asset impairments	—	—	—	16
Business realignment costs	6	19	19	57
Other operating expense, net	2	4	2	15
Operating income (loss)	97	8	216	(54)
Interest expense, net	24	25	72	76
Other non-operating income, net	(1)	(8)	(8)	(12)
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	74	(9)	152	(118)
Income tax expense	26	17	51	8
Income (loss) from continuing operations before earnings from unconsolidated entities	48	(26)	101	(126)
Earnings from unconsolidated entities, net of taxes	1	—	2	2
Income (loss) from continuing operations, net of taxes	49	(26)	103	(124)
Loss from discontinued operations, net of taxes	—	(68)	(5)	(71)
Net income (loss)	$49	$(94)	$98	$(195)
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 4 | Q3 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net income (loss)	$49	$(94)	$98	$(195)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14)	7	(23)	(29)
Unrealized gain (loss) on cash flow hedge	1	(1)	6	(19)
Other comprehensive (loss) income	(13)	6	(17)	(48)
Comprehensive income (loss)	$36	$(88)	$81	$(243)
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 5 | Q3 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash flows provided by (used in) operating activities
Net income (loss)	$98	$(195)
Less: Loss from discontinued operations, net of tax	(5)	(71)
Income (loss) from continuing operations	103	(124)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	148	143
Non-cash asset impairments	—	16
Deferred tax (benefit) expense	(3)	5
Loss on sale of assets and dispositions	2	7
Unrealized foreign currency losses (gains)	8	(1)
Non-cash stock based compensation expense	23	13
Other non-cash adjustments	—	(1)
Net change in assets and liabilities:
Accounts receivable	(93)	(55)
Inventories	(139)	31
Accounts payable	34	(14)
Income taxes payable	38	(8)
Other assets, current and non-current	(2)	(27)
Other liabilities, current and non-current	(13)	(22)
Net cash provided by (used in) operating activities from continuing operations	106	(37)
Net cash (used in) provided by operating activities from discontinued operations	(1)	12
Net cash provided by (used in) operating activities	105	(25)
Cash flows provided by (used in) investing activities
Capital expenditures	(80)	(78)
Proceeds from disposition of Held for Sale Business (see Note 4)	304	—
Proceeds from sale of assets and other dispositions	11	2
Net cash provided by (used in) investing activities from continuing operations	235	(76)
Net cash used in investing activities from discontinued operations	(6)	(13)
Net cash provided by (used in) investing activities	229	(89)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(8)	(12)
Borrowings of long-term debt	131	209
Repayments of long-term debt	(301)	(167)
Return of capital to parent (see Note 6)	—	(10)
Financing fees paid	(1)	—
Net cash (used in) provided by financing activities	(179)	20
Effect of exchange rates on cash and cash equivalents, including restricted cash	—	(2)
Change in cash and cash equivalents, including restricted cash and cash classified within current assets held for sale	155	(96)
Change in cash classified within current assets held for sale	(5)	—
Cash, cash equivalents and restricted cash at beginning of period	204	254
Cash, cash equivalents and restricted cash at end of period	$354	$158
Supplemental disclosures of cash flow information
Cash paid for:
Interest, net	$80	$88
Income taxes, net	21	12
See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 6 | Q3 2021 Form 10-Q

HEXION INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(In millions)	Common Stock	Paid-in Capital	Loan Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholder’s Equity
Balance at June 30, 2020	$—	$1,164	$—	$(55)	$(190)	$919
Net loss	—	—	—	—	(94)	(94)
Stock-based compensation expense	—	4	—	—	—	4
Other comprehensive income	—	—	—	6	—	6
Balance at September 30, 2020	$—	$1,168	$—	$(49)	$(284)	$835

Balance at December 31, 2019	$—	$1,165	$—	$(1)	$(89)	$1,075
Net loss	—	—	—	—	(195)	(195)
Stock-based compensation expense	—	13	—	—	—	13
Other comprehensive loss	—	—	—	(48)	—	(48)
Return of capital from parent	—	(10)	—	—	—	(10)
Distribution of affiliate loan (see Note 6)	—	—	(10)	—	—	(10)
Settlement of affiliate loan (see Note 6)	—	—	10	—	—	10
Balance at September 30, 2020	$—	$1,168	$—	$(49)	$(284)	$835

Balance at June 30, 2021	$—	$1,184	$—	$(31)	$(270)	$883
Net income	—	—	—	—	49	49
Stock-based compensation expense	—	8	—	—	—	8
Other comprehensive loss	—	—	—	(13)	—	(13)
Balance at September 30, 2021	$—	$1,192	$—	$(44)	$(221)	$927

Balance at December 31, 2020	$—	$1,169	$—	$(27)	$(319)	$823
Net income	—	—	—	—	98	98
Stock-based compensation expense	—	23	—	—	—	23
Other comprehensive loss	—	—	—	(17)	—	(17)
Balance at September 30, 2021	$—	$1,192	$—	$(44)	$(221)	$927

See Notes to Condensed Consolidated Financial Statements
Hexion Inc. | 7 | Q3 2021 Form 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share data)
1. Background and Basis of Presentation
Based in Columbus, Ohio, Hexion Inc. (“Hexion” or the “Company”) serves global adhesive, coatings, composites and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. The Company’s business is organized based on the products offered and the markets served. At September 30, 2021, the Company had three reportable segments: Adhesives; Coatings and Composites; and Corporate and Other.
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
In this Quarterly Report on Form 10-Q (“10-Q”, “Q3 2021 Form 10-Q” or “Report”) for the period ended September 30, 2021, Hexion Inc. is referred to as “Hexion”, the “Company”, “we,” “us” or “our.”
Sale of Phenolic Specialty Resins Business
On September 27, 2020, the Company entered into a definitive agreement (the “Purchase Agreement”) for the sale of its Phenolic Specialty Resins (“PSR”), Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration consists of $335 in cash and certain assumed liabilities with the remainder in future proceeds of up to $90 is based on the performance of the Held for Sale Business over the three year period after the completion of the sale. Payments will be based on the amount of actual EBITDA (as defined in the Purchase Agreement) above targeted EBITDA amounts of $45, $50 and $60 in 2021, 2022 and 2023, respectively. The maximum payout per year under the earnout are $40, $35 and $15 respectively. The Company completed the sale of the Held for Sale Business on April 30, 2021. For more information, see Note 4 “Discontinued Operations”.
For the nine months ended September 30, 2021, we reported the results of the operations as a “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented. As of December 31, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets.
Additionally, the Company has included $4, $7 and $11 in “Net sales” and “Cost of sales” within the Company’s continuing operations for the three months ended September 30, 2020 and nine months ended September 30, 2021 and 2020, respectively. There were no sales included for the three months ended September 30, 2021. These represent sales from the Company’s continuing operations to the Held for Sale Business that were previously eliminated in consolidation. These reclassifications had no impact on “Net income (loss)” in the unaudited Condensed Consolidated Statements of Operations for any of the periods presented.
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

Revenue Recognition—The Company follows the principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when the Company has completed its performance obligations under a contract and control of the product is transferred to the customer. Substantially all revenue is recognized at the time shipment is made or upon delivery as risk and title to the product transfer to the customer. Sales, value add, and other taxes that are collected concurrently with revenue-producing activities are excluded from revenue. Contract terms for certain transactions, including sales made on a consignment basis, result in the transfer of control of the finished product to the customer prior to the point at which the Company has the right to invoice for the product. In these cases, timing of revenue recognition will differ from the timing of invoicing to customers and
Hexion Inc. | 8 | Q3 2021 Form 10-Q

will result in the Company recording a contract asset. A contract asset balance of $11 and $5 is recorded within “Other current assets” at September 30, 2021 and December 31, 2020 in the unaudited Condensed Consolidated Balance Sheet. Refer to Note 12 for additional discussion of the Company’s net sales by reportable segment disaggregated by geographic region.
Cash and Cash Equivalents— The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. The Company’s restricted cash balance of $2 and $4 at September 30, 2021 and December 31, 2020, represents deposits to secure certain bank guarantees issued to third parties to guarantee potential obligations of the Company primarily related to the completion of tax audits and environmental liabilities. These balances will remain restricted as long as the underlying exposures exist and are included in the unaudited Condensed Consolidated Balance Sheets as a component of “Cash and cash equivalents.”
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
The Company’s current expectations and assumptions regarding its business, the economy and other future events and conditions are based on currently available financial, economic and competitive data and current business plans as of September 30, 2021. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors.
The Company recorded an allowance for doubtful accounts of $3 at both September 30, 2021 and December 31, 2020 to reduce accounts receivable for estimated expected credit losses. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. There were $1 of write-offs for the three and nine months ended September 30, 2021 and no write-offs for the three and nine months ended September 30, 2020.
Financial Statement Presentation — In the fourth quarter 2020, we identified certain errors within our condensed consolidated financial statements for the three and nine months ended September 30, 2020:

•Approximately $13 associated with an insurance premium financing arrangement was incorrectly disclosed as a non-cash financing activity but should have been classified as an operating cash outflow from continuing operations and financing cash inflow;

•“Net cash used in operating activities from continuing operations” was overstated by approximately $13 and “Net cash (used in) provided by operating activities from discontinued operations” was understated by approximately $13 due to activity within “Other assets, current and non-current” being incorrectly classified; and

•The impairment charge recognized with respect to our Held for Sale Business was overstated by approximately $8 which also resulted in an understatement of the Assets Held for Sale as of September 30, 2020.

Based upon quantitative and qualitative assessments, we determined that these adjustments were not material to the previously issued interim financial statements. The impacts to the previously issued interim financial statements are shown in the tables below.

Condensed Consolidated Statement of Cash Flows (Nine Months Ended September 30, 2020) (unaudited)

Line Item	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(203)	$8	$(195)
Loss from discontinued operations, net of taxes	(79)	8	(71)
Other assets, current and non-current	(1)	(26)	(27)
Net cash provided by (used in) operating activities from continuing operations	(11)	(26)	(37)
Net cash (used in) provided by operating activities from discontinued operations	(1)	13	12
Net cash provided by (used in) operating activities	$(12)	$(13)	$(25)

Net short-term debt repayments	$(25)	$13	$(12)
Net cash (used in) provided by financing activities	$7	$13	$20
Hexion Inc. | 9 | Q3 2021 Form 10-Q

Condensed Consolidated Statement of Operations (Three Months Ended September 30, 2020) (unaudited)

Line Item	As Previously Reported	Adjustment (1)	As Revised
Loss from discontinued operations, net of taxes	$(76)	$8	$(68)
Net income (loss)	(102)	8	(94)
Net loss attributable to Hexion Inc.	(102)	8	(94)
Condensed Consolidated Statement of Operations (Nine Months Ended September 30, 2020) (unaudited)

Line Item	As Previously Reported	Adjustment (1)	As Revised
Loss from discontinued operations, net of taxes	$(79)	$8	$(71)
Net income (loss)	(203)	8	(195)
Net loss attributable to Hexion Inc.	(203)	8	(195)
(1)The $8 adjustment summarized above impacts the “Asset impairments” caption within the financial results table in the Discontinued Operations footnote. The adjustment also impacts “Comprehensive loss” and “Accumulated deficit.”
Subsequent Events—The Company has evaluated events and transactions subsequent to September 30, 2021 through the date of issuance of its unaudited Condensed Consolidated Financial Statements.
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
The Company’s businesses have been designated by many governments as essential businesses, and the Company’s operations have continued through September 30, 2021. Though the Company’s strong results reflect a recovering economy, the impact of COVID-19 continues to evolve, and its ultimate impact on the Company’s future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and its variants and actions to contain the virus or treat its impact.
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
Hexion Inc. | 10 | Q3 2021 Form 10-Q

Subsequent to September 30, 2021, the United States, and the global regions where the Company operates, continue to be affected by COVID-19 and its variants. The Company is closely monitoring the COVID-19 pandemic on all aspects of its businesses and geographies, including the impact on its facilities, employees, customers, suppliers, vendors, business partners and distribution.
4. Discontinued Operations
On September 27, 2020, the Company entered into a Purchase Agreement for the sale of PSR, Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business” or the “Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration received to date consists of $335 in cash and certain assumed liabilities. The remainder in future proceeds of up to $90 is based on the performance of the Held for Sale Business over the three year period after the completion of the sale. Payments will be based on the amount of actual EBITDA (as defined in the Purchase Agreement) above targeted EBITDA amounts of $45, $50 and $60 in 2021, 2022, and 2023, respectively. The maximum payout per year under the earnout are $40, $35, and $15, respectively. The Held for Sale Business was formerly included in the Company’s Adhesives reportable segment.
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

As part of the Transaction, the Company provided certain transitional services to the buyers for an initial period of six months which ended in October 2021 pursuant to the Transitional Services Agreement, certain services have been extended for an additional three months and may be extended an additional period by the Buyers. The purpose of these services is to provide short-term assistance to the Buyers in assuming the operations of the Business. These services do not confer to the Company the ability to influence the operating or financial policies of the Business under its new ownership.
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

The Held for Sale Business produces phenolic specialty resins and engineered thermoset molding compounds used in applications that require extreme heat resistance and strength, such as after-market automotive and original equipment manufacturing (“OEM”) truck brake pads, filtration, aircraft components and foundry resins. The Business is also a significant producer of formaldehyde-based resins in Europe and merchant formaldehyde and formaldehyde derivatives in the Louisville and Acme plants, respectively. Formaldehyde-based resins, also known as forest products resins, are a key adhesive and binding ingredient used in the production of a wide variety of engineered lumber products, including medium density fiberboard (“MDF”), particleboard and oriented strand board (“OSB”). These products are used in a wide range of applications in the construction, remodeling and furniture industries. Merchant formaldehyde and formaldehyde derivatives are intermediate ingredients that are used in a variety of durable and industrial products. The Held for Sale Business generated sales of $216 and $360 through the disposition date of April 30, 2021 for the nine months ended September 30, 2021 and for the nine months ended September 30, 2020, respectively. Until the closing date, the Company operated the Held for Sale Business in the ordinary course.
For the nine months ended September 30, 2021, we reported the results of the operations as a “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented. As of December 31, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets.
The Held for Sale business reported $14 of goodwill and $61 of other intangible assets at December 31, 2020. Goodwill was allocated based on the relative fair value of the European-based Forest Products Resins businesses, included in the Held for Sale Business, which was part of the Company’s Forest Product Resins reporting unit. Other intangible assets were specifically identified based on customer relationships within the Company’s Forest Products Resins reporting unit that are associated with the Held for Sale Business. As the Company completed the sale on April 30, 2021, there were no balances reported on the unaudited Condensed Consolidated Balance Sheet at September 30, 2021.
As a result of entering into the Purchase Agreement, the Company recognized a pre-tax charge of $16 during the nine months ended September 30, 2021 within discontinued operations, representing the difference between the fair value of the Held for Sale Business, less costs to sell, and the carrying value of net assets held for sale as of the closing date for a total impairment charge of $91 since entering into the Purchase Agreement. Fair value represents the expected net cash proceeds, excluding any future contingent proceeds, from the sale of the Held for Sale Business. The Company made an accounting policy election to account for the initial and subsequent measurement of the future contingent proceeds, of up to $90, as a gain contingency. Under this model, any future contingent consideration is not recognized until all future conditions are met and the Company has earned the proceeds. The contingent proceeds are based on performance targets of the Held for Sale Business over each of the years 2021, 2022 and 2023, as specified in the Purchase Agreement. Thus, for purposes of this impairment analysis the fair value of the future contingent proceeds was not considered in determination of the disposal group impairment. Further, the
Hexion Inc. | 11 | Q3 2021 Form 10-Q

Company concluded that the impairment of the Held for Sale Business assets did not represent an impairment triggering event for the Company’s continuing operations.

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

In addition to the Held for Sale Business assets and liabilities classified as held for sale in the table above, the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2021 includes an additional $5 of current assets held for sale and $3 of current liabilities. The Company’s Consolidated Balance Sheet as of December 31, 2020 also includes $1 of current assets held for sale, noncurrent assets held for sale of $5, current liabilities associated with assets held for sale of $3 and noncurrent liabilities associated with assets held for sale of $3. These additional assets and liabilities classified as “held for sale” at September 30, 2021 and December 31, 2020 are related to the Company’s other restructuring activities.
Hexion Inc. | 12 | Q3 2021 Form 10-Q

The following table shows the financial results of discontinued operations for the periods presented:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020(1)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020(1)
Major line items constituting pretax income of discontinued operations:
Net sales	$—	$120	$216	$360
Cost of sales (exclusive of depreciation and amortization)	—	100	183	301
Selling, general and administrative expense	—	11	16	33
Depreciation and amortization	—	8	—	26
Loss on sale of business	—	—	10	—
Asset impairments	—	67	16	67
Business realignment costs	—	—	—	1
Operating loss	—	(66)	(9)	(68)
Other non-operating expense (income), net	—	1	(5)	1
Loss from discontinued operations before income tax and earnings from unconsolidated entities	—	(67)	(4)	(69)
Income tax expense	—	2	2	3
Loss from discontinued operations, net of tax	$—	$(69)	$(6)	$(72)
Earnings from unconsolidated entities, net of tax	—	1	1	1
Net loss attributable to discontinued operations	$—	$(68)	$(5)	$(71)
(1)The three and nine months ended September 30, 2020 have been revised. See Note 2 for more information.
5. Asset Impairments
During the first quarter of 2020, the Company indefinitely idled certain assets within its Adhesives segment. These represented triggering events resulting in impairment evaluations of the fixed assets within both the oilfield and phenolic specialty resins asset groups. As a result, asset impairments totaling $16 were recorded in “Asset impairments” in the unaudited Condensed Consolidated Statements of Operations during the nine months ended September 30, 2020. There were no asset impairments recognized for the three and nine months ended September 30, 2021 or the three months ended September 30, 2020.
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
Transactions with Joint Ventures
The Company sells products and provides services to, and purchases products from, its joint ventures which are recorded under the equity method of accounting. Sales to joint ventures were less $1 than for the three months ended September 30, 2021 and $1 for the nine months ended September 30, 2021, and less than $1 for the three and nine months ended September 30, 2020. There were no purchases from joint ventures for the three and nine months ended September 30, 2021. There were no accounts receivable from joint ventures at September 30, 2021 and less than $1 at December 31, 2020. There were no accounts payable at September 30, 2021 and December 31, 2020. Joint venture activity is primarily driven by the Russia JV which the Company sold as part of the sale of its Held for Sale Business. The Company had a loan receivable from the Russia JV of $4 at December 31, 2020, which was recorded in “Long-term assets held for sale,” and was settled with the sale in April 2021.
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
Hexion Inc. | 13 | Q3 2021 Form 10-Q

Derivative Financial Instruments
The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk and commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes.
Recurring Fair Value Measurements
As of September 30, 2021, the Company had derivative assets related to foreign exchange, electricity and natural gas contracts of $1, which were measured using Level 2 inputs, and consisted of derivative instruments transacted primarily in over-the-counter markets. There were no transfers between Level 1, Level 2 or Level 3 measurements during the nine months ended September 30, 2021 or 2020.
The Company calculates the fair value of its Level 2 derivative liabilities using standard pricing models with market-based inputs, adjusted for nonperformance risk. When its financial instruments are in a liability position, the Company evaluates its credit risk as a component of fair value. At both September 30, 2021 and December 31, 2020, no adjustment was made by the Company to reduce its derivative position for nonperformance risk.
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
In October 2019, the Company executed an interest rate swap syndication agreement where by Hexion receives a variable 3-month LIBOR, and pays fixed interest rate swaps, beginning January 1, 2020 through January 1, 2025 (the “Hedge”) for a total notional amount of $300. The purpose of this arrangement is to hedge the variability caused by quarterly changes in cash flow due to associated changes in LIBOR for $300 of the Company’s variable rate Senior Secured Term Loan denominated in USD ($708 outstanding at September 30, 2021). The Company has evaluated this transaction and designated this derivative instrument as a cash flow hedge under Accounting Standard Codification, No. 815, “Derivatives and hedging,” (“ASC 815”). For the Hedge, the Company records changes in the fair value of the derivative in other comprehensive income (“OCI”) and will subsequently reclassify gains and losses from these changes in fair value from OCI to the unaudited Condensed Consolidated Statement of Operations in the same period that the hedged transaction affects net (loss) income and in the same unaudited Condensed Consolidated Statement of Operations category as the hedged item, “Interest expense, net”.
The following tables summarize the Company’s derivative financial instrument designated as a hedging instrument:

		September 30, 2021		December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value Liability	Notional Amount	Fair Value Liability
Derivatives designated as hedging instruments
Interest Rate Swap	Other current (liabilities)/assets	$300	$(9)	$300	$(15)
Total derivatives designated as hedging instruments			$(9)		$(15)

	Amount of Gain (Loss) Recognized in OCI on Derivatives
Derivatives designated as hedging instruments	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Interest Rate Swaps
Interest Rate Swap	$1	$(1)	$6	$(19)
Total	$1	$(1)	$6	$(19)
In both the three and nine months ended September 30, 2021 and 2020 the Company reclassified a loss of $1 from OCI to “Interest expense, net” on the Condensed Consolidated Statement of Operations related to the settlement of a portion of the Hedge.

Hexion Inc. | 14 | Q3 2021 Form 10-Q

The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2021
Debt	$1,593	$—	$1,583	$48	$1,631
December 31, 2020
Debt	$1,792	$—	$1,767	$55	$1,822
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
8. Debt Obligations
Debt outstanding at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021		December 31, 2020
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Senior Secured Term Loan - USD due 2026 (includes $5 and $6 of unamortized debt discount)	696	7	701	7
Senior Secured Term Loan - EUR due 2026 (includes $2 and $4 of unamortized debt discount)	345	—	515	—
Senior Notes:
7.875% Senior Notes due 2027	450	—	450	—
Other Borrowings:
Australia Facility due 2026(1)	29	—	—	30
Brazilian bank loans	—	13	2	22
Lease obligations (2)	26	22	42	14
Other	—	5	—	9
Total(3)	$1,546	$47	$1,710	$82
(1)In February 2021, the Company extended its Australian Term Loan Facility through February 2026.
(2)Lease obligations include finance leases and sale leaseback financing arrangements.
(3)The foreign exchange translation impact of the Company’s foreign currency denominated debt instruments resulted in a decrease of $23 as of September 30, 2021 compared to December 31, 2020.

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

Hexion Inc. | 15 | Q3 2021 Form 10-Q

The following table summarizes all probable environmental remediation, indemnification and restoration liabilities, including related legal expenses, at September 30, 2021 and December 31, 2020:

	Liability		Range of Reasonably Possible Costs at September 30, 2021
Site Description	September 30, 2021(1)	December 31, 2020(2)	Low	High
Geismar, LA	$12	$12	$9	$22
Superfund and offsite landfills – allocated share:
Less than 1%	2	3	1	3
Equal to or greater than 1%	7	6	6	14
Currently-owned	5	8	3	15
Formerly-owned:
Remediation	15	18	14	33
Monitoring only	—	—	—	1
Total	$41	$47	$33	$88
(1)The table includes approximately $3 of environmental remediation liabilities at September 30, 2021 related to assets held for sale related to the Company’s other restructuring activities and are included in the “Current liabilities associated with assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
(2)The table includes approximately $2 of environmental remediation liabilities related to the Held for Sale Business at December 31, 2020. These associated liabilities have been included in “Long-term liabilities associated with assets held for sale” within the unaudited Condensed Consolidated Balance Sheets.
These amounts include estimates for unasserted claims that the Company believes are probable of loss and reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based. To establish the upper end of a range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. At September 30, 2021, and December 31, 2020, $12 and $14, respectively, of these liabilities have been included in “Other current liabilities” with the remaining amount included in “Other long-term liabilities” within the unaudited Condensed Consolidated Balance Sheets.

Following is a discussion of the Company’s environmental liabilities and the related assumptions at September 30, 2021:
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

Hexion Inc. | 16 | Q3 2021 Form 10-Q

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
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $1 at both September 30, 2021 and December 31, 2020, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable. At September 30, 2021 and December 31, 2020, $3 and $2, respectively, has been included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets, with the remaining amount included in “Other long-term liabilities.”
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
10. Pension and Postretirement Benefit Plans
The Company’s service cost component of net benefit cost is included in “Operating income” and all other components of net benefit cost are included in “Other non-operating income, net” within the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized less than $1 of net non-pension postretirement benefit cost for the three and nine months ended September 30, 2021 and 2020.

Hexion Inc. | 17 | Q3 2021 Form 10-Q

Following are the components of net pension benefit cost recognized by the Company for the three and nine months ended September 30, 2021 and 2020:

	Pension Benefits
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$5	$1	$4	$2	$15	$2	$13
Interest cost on projected benefit obligation	—	1	1	2	2	4	4	5
Expected return on assets	(3)	(4)	(3)	(4)	(9)	(11)	(9)	(10)
Net (benefit) expense(1)	$(2)	$2	$(1)	$2	$(5)	$8	$(3)	$8
(1)Includes less than $1 of net pension expense for non-U.S. plans related to the Held for Sale Business during both the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020. These associated costs have been included in “Loss from discontinued operations, net of taxes” within the unaudited Condensed Consolidated Statements of Operations.
As of September 30, 2021 and December 31, 2020, the Company had a prepaid pension asset of $59 and $52 included in “Other Current Assets” within the Company’s unaudited Condensed Consolidated Balance Sheets related to the Company’s Netherlands’ defined benefit pension plan as a result of required contributions exceeding amounts expensed.
As of September 30, 2021 and December 31, 2020, the Company had a pension liability of $213 and $236, respectively, and a non-pension postretirement benefit liability of $12 and $11, respectively. These liabilities are included in “Long-term pension and post employment benefit obligations” within the Company’s unaudited Condensed Consolidated Balance Sheets. As of December 31, 2020, the Company had $36 of pension obligation classified as held for sale on the Condensed Consolidated Balance Sheet, and these obligations were part of the disposal of the Held for Sale Business on April 30, 2021.
In October 2021, certain amendments related to one of the Company’s foreign pension plans were approved by European Works Councils and unions to go in effect in 2022. The company is evaluating the impact of the change on its projected benefit obligation, but we expect it will result in a curtailment gain and reduce the Company’s projected benefit obligation by an approximate range of $9 to $12.

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
In the first nine months of 2021, Hexion Holdings granted 592,076 Restricted Stock Units (“RSUs”) to certain employees and non-employee directors that time vest over three years with a weighted average grant date fair value of $15.37 per share. Additionally, Hexion Holdings granted 759,390 Performance Stock Units (“PSUs”) to certain employees that vest based on performance conditions with a weighted average grant date fair value of $15.37 per share. Compensation cost will be recognized over the service period of the PSUs once the satisfaction of the applicable performance condition is deemed probable. As of September 30, 2021, the Company’s performance conditions underlying the PSU's were considered probable of occurring and thus stock-based compensation expense has been recorded for the 2020 and 2021 grants.
The Company recognized $8 and $4 of stock-based compensation costs for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized $23 and $13, respectively. The amounts are included in “Selling, general and administrative expense” in the unaudited Condensed Consolidated Statements of Operations.
The Company’s Parent had 58,567,100 shares of common stock outstanding and approximately 10,177,908 warrants outstanding as of September 30, 2021. The Company’s Parent had 2,446,680 RSUs and 3,929,999 PSUs outstanding as of September 30, 2021.
12. Segment Information
The Company’s reporting segments are aligned around our two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At September 30, 2021, the Company’s continuing operations had three reportable segments, which consist of the following businesses:
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
Hexion Inc. | 18 | Q3 2021 Form 10-Q

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

Following is net sales by reportable segment disaggregated by geographic region:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$325	$224	$549	$221	$122	$343
Europe	—	249	249	5	132	137
Asia Pacific	44	44	88	34	87	121
Latin America	59	—	59	33	—	33
Total	$428	$517	$945	$293	$341	$634

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Adhesives	Coatings and Composites	Total	Adhesives	Coatings and Composites	Total
North America	$908	$540	$1,448	$670	$379	$1,049
Europe	10	632	642	14	393	407
Asia Pacific	123	180	303	96	209	305
Latin America	157	—	157	94	—	94
Total	$1,198	$1,352	$2,550	$874	$981	$1,855
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.

Hexion Inc. | 19 | Q3 2021 Form 10-Q

Reconciliation of Net Income (Loss) to Segment EBITDA:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Reconciliation:
Net income (loss)	$49	$(94)	$98	$(195)
Less: Net loss from discontinued operations	—	(68)	(5)	(71)
Net income (loss) from continuing operations	$49	$(26)	$103	$(124)
Income tax expense	26	17	51	8
Interest expense, net	24	25	72	76
Depreciation and amortization (1)	48	47	148	143
EBITDA	147	63	374	103
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$—	$—	$16
Business realignment costs (2)	6	19	19	57
Transaction costs (3)	16	1	23	4
Realized and unrealized foreign currency losses (gains)	5	(3)	9	2
Other non-cash items (4)	11	6	36	29
Other (5)	3	5	1	9
Total adjustments	41	28	88	117
Segment EBITDA	$188	$91	$462	$220

Segment EBITDA:
Adhesives	$72	$58	$215	$156
Coatings and Composites	138	50	311	115
Corporate and Other	(22)	(17)	(64)	(51)
Total	$188	$91	$462	$220

(1)For both the nine months ended September 30, 2021 and 2020, accelerated depreciation of $2 has been included in “Depreciation and amortization.” There was no accelerated depreciation for both the three months ended September 30, 2021 and 2020.
(2)Business realignment costs for the periods below included:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Severance costs	$1	$4	$1	$14
In-process facility rationalizations	1	3	3	10
Contractual costs from exited businesses	2	2	6	6
Business services implementation	1	6	4	18
Legacy environmental reserves	1	4	1	8
Other	—	—	4	1
Total	$6	$19	$19	$57
(3)For the nine months ended September 30, 2021, transaction costs represent the costs associated with professional fees related to strategic projects and the set up of our transition services agreement related to the Held for Sale Business. For the three months ended September 30, 2021 and for the three and nine months ended September 30, 2020, transaction costs primarily included certain professional fees related to strategic projects.

(4)Other non-cash items for the periods presented below included:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Fixed asset write-offs	$2	$—	$7	$6
Stock-based compensation costs	8	4	23	13
Long-term retention programs	1	1	5	7
Other	—	1	1	3
Total	$11	$6	$36	$29
Hexion Inc. | 20 | Q3 2021 Form 10-Q

(5)Other for the periods presented below included:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Legacy and other non-recurring items	$1	$2	$3	$7
IT outage recoveries, net	—	—	—	(4)
Gain on sale of assets	—	—	(4)	—
Financing fees and other	2	3	2	6
Total	$3	$5	$1	$9

13. Changes in Accumulated Other Comprehensive Loss
Following is a summary of changes in “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2021 and 2020:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance at June 30, 2020	$(39)	$(16)	$(55)
Change in value	7	(1)	6
Balance at September 30, 2020	$(32)	$(17)	$(49)

Balance at December 31, 2019	$(3)	$2	$(1)
Change in value	(29)	(19)	(48)
Balance at September 30, 2020	$(32)	$(17)	$(49)

Balance at June 30, 2021	$(20)	$(11)	$(31)
Change in value	(14)	1	(13)
Balance at September 30, 2021	$(34)	$(10)	$(44)

Balance at December 31, 2020	$(11)	$(16)	$(27)
Change in value	(23)	6	(17)
Balance at September 30, 2021	$(34)	$(10)	$(44)
14. Income Taxes
The income tax expense (benefit) for the three months ended September 30, 2021 and 2020 was $26 and $17, respectively. The income tax expense (benefit) for the nine months ended September 30, 2021 and 2020 was $51 and $8, respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations in 2020 and from the United States and certain foreign operations in 2021. In 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2021, losses in certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the three months ended September 30, 2021 and 2020 was 35% and (189)%, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 34% and (7)%, respectively. The difference between the effective rate and the statutory rate in each period was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The primary jurisdictions with significantly different effective and statutory tax rates for the three months ended September 30, 2021 were the Netherlands, Brazil, and Canada. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Hexion Inc. | 21 | Q3 2021 Form 10-Q

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
Within the following discussion, unless otherwise stated, “the third quarter of 2021” refers to the three months ended September 30, 2021 and “the third quarter of 2020” refers to the three months ended September 30, 2020, “the first nine months of 2021” refers to the nine months ended September 30, 2021 and “the first nine months of 2020” refers to the nine months ended September 30, 2020.
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

Hexion Inc. | 22 | Q3 2021 Form 10-Q

During this pandemic, the Company has implemented additional guidelines to further protect the health and safety of its employees as the Company continues to operate with its suppliers and customers. The Company has committed to maintaining a paramount focus on the safety of its employees while minimizing potential disruptions caused by COVID-19. The Company’s businesses have been designated by many governments as essential businesses, and the Company’s operations have continued through September 30, 2021. Though the Company’s strong results reflect a recovering economy, the impact of COVID-19 continues to evolve, and its ultimate impact on the Company’s future financial position, operating results and cash flows involves numerous risks and uncertainties, including new information which may emerge concerning the severity and duration of COVID-19 and its variants and actions to contain the virus or treat its impact.
Epoxy Business Separation and Financing
On September 29, 2021 we announced our plan to separate into two independent companies (the “Epoxy Separation”). The two companies will be “Hexion Holdings,” composed of the Company’s Adhesives and Versatic™ Acid and Derivatives product lines, and “Hexion Coatings and Composites (US) Inc.” (“HCC”) or (the “Epoxy Business”), composed of our epoxy-based Coatings and Composites products. The Epoxy Business currently operates within our Coatings & Composites reportable segment. Following the Epoxy Separation, the Epoxy Business will qualify as a discontinued operation and will no longer be a consolidated business of Hexion Inc. The Epoxy Separation remains subject to SEC review, European works councils review, and market conditions.
Prior to the Epoxy Separation, we anticipate that the Epoxy Business will incur new indebtedness (the “Epoxy Financing”) and we will use the proceeds of the Epoxy Financing to repay in full the outstanding €300 million principal amount under our Euro Term Loan Facility.
Parent announces proposed Initial Public Offering (“IPO”)
On August 2, 2021, our Parent announced it has submitted a draft Form S-1 registration statement on a confidential basis to the U.S. Securities and Exchange Commission for a proposed public offering of its common stock. On September 29, 2021 our Parent filed a public draft Form S-1 for this proposed public offering. The planned registered public offering is part of Hexion’s and its Board of Directors’ ongoing and continuous strategic review and evaluation of opportunities to enhance shareholder value. Hexion and its Board of Directors believe that the Company’s strong financial performance, favorable end-market exposure, and continued transformation, makes an IPO or other value-creating strategic opportunities compelling to consider. The IPO remains subject to SEC review, European works councils review, and market conditions. In addition, the Company’s ongoing comprehensive strategic review of the business and each of its segments may impact timing through the consideration of these other alternatives.
Sale of Phenolic Specialty Resins Business
On September 27, 2020, the Company entered into a Purchase Agreement for the sale of PSR, Hexamine and European-based Forest Products Resins businesses (together with PSR, the “Held for Sale Business” or the “Business”) to Black Diamond Capital Management, LLC and Investindustrial (the “Buyers”) for a purchase price of approximately $425. The consideration received to date consists of $335 in cash and certain assumed liabilities. The remainder in future proceeds of up to $90 is based on the performance of the Held for Sale Business over the three year period after the completion of the sale. Payments will be based on the amount of actual EBITDA (as defined in the Purchase Agreement) above targeted EBITDA amounts of $45, $50 and $60 in 2021, 2022, and 2023, respectively. The maximum payout per year under the earnout are $40, $35, and $15, respectively. The Held for Sale Business was formerly included in the Company’s Adhesives reportable segment.
On April 30, 2021, the Company completed the sale (the “Transaction”) of its Held for Sale Business pursuant to the terms of the Purchase Agreement with the Buyers. The Company received gross cash consideration for the Held for Sale Business in the amount of $304. In addition, the Buyers assumed approximately $31 of certain liabilities, net of preliminary working capital and other closing adjustments as part of the Purchase Agreement. A subsequent post-closing adjustment to the initial cash consideration will be made in accordance with the Purchase Agreement. In May 2021, we used a portion of the net proceeds to pay down the aggregate principal of the euro denominated tranche of the Term Loan Facility for $150, in accordance with the credit agreement governing the Term Loan Facility. See Note 8 for further information on reduction to the Company’s Senior Secured Term Loan.
For the nine months ended September 30, 2021, we reported the results of the Held for Sale Business as a “Loss from discontinued operations, net of taxes” on the unaudited Condensed Consolidated Statements of Operations. Amounts for prior periods have similarly been retrospectively reclassified for all periods presented. As of December 31, 2020, we reclassified the assets and liabilities of our Held for Sale Business as held for sale on the unaudited Condensed Consolidated Balance Sheets.
Unless otherwise noted, the tables and discussion below represent the Company’s continuing operations and excludes the Held for Sale Business.
Reportable Segments
Our reporting segments are aligned around our two growth platforms: (i) Adhesives and (ii) Coatings and Composites. At September 30, 2021, we have three reportable segments, which consist of the following businesses:
•Adhesives: these businesses are focused on the global adhesives market. They include the Company’s global wood adhesives and global formaldehyde businesses, with assets in North America, Latin America, Australia and New Zealand. Adhesives also includes the oilfield technology group.
Hexion Inc. | 23 | Q3 2021 Form 10-Q

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

2021 Overview
Following are highlights from our results of continuing operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Statements of Operations:
Net sales	$2,550	$1,855	$695	37%
Operating income (loss)	216	(54)	270	n/m
Income (loss) before income tax	152	(118)	270	n/m
Net income (loss) from continuing operations	103	(124)	227	n/m
Segment EBITDA:
Adhesives	$215	$156	59	38%
Coatings and Composites	311	115	196	170%
Corporate and Other	(64)	(51)	(13)	25%
Total	$462	$220	$242	110%

•Net Sales—In the first nine months of 2021, net sales increased by $695, or 37%, compared to the first nine months of 2020. Pricing positively impacted sales by $544 due to improved market conditions in our epoxy and VersaticTM acid and derivatives businesses and significant material price increases contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $82, primarily due to strong demand across key end-markets, including housing and general construction, in our North and Latin American resins and formaldehyde businesses driven by recovery from COVID-19’s global economic impact across our various industries and markets compared to the first nine months of 2020. These increases were partially offset by volume decreases in our specialty epoxy product lines mainly driven by lower demand in China and the impacts of Hurricane Ida and Winter Storm Uri in the U.S. Gulf Coast on our formaldehyde and base epoxy product lines, respectively, in the first nine months of 2021. Foreign currency translation positively impacted net sales by $69 due to the strengthening of various foreign currencies against the U.S. dollar in the first nine months of 2021 compared to the first nine months of 2020.
•Net Income (Loss) from Continuing Operations—In the first nine months of 2021, net income from continuing operations increased by $227 from a net loss of $124 as compared to the first nine months of 2020. The increase was driven by an increase in operating income of $270, primarily due to an increase in gross profit resulting from improved market conditions across our key businesses. This increase was partially offset by an increase in selling, general, and administrative expense as a result of increased variable compensation costs.
•Segment EBITDA—For the first nine months of 2021, Segment EBITDA was $462, an increase of 110% compared with $220 in the first nine months of 2020. This increase was primarily due to ongoing COVID economic recovery and improved market conditions, resulting in margin expansion within our base and specialty epoxy businesses and higher volumes within our Adhesives segment. These increases were partially offset by temporary manufacturing outages caused by Hurricane Ida and Winter Storm Uri in the U.S. Gulf Coast. Additionally, our Corporate and Other charges in the first nine months of 2021 increased by $13 compared to the first nine months of 2020 due primarily to increased employee variable compensation awards and employee benefits.
•Growth Initiatives and New Product Development— We continue to focus on new product development to further strengthen our industry-leading research and development, technical services capabilities, and to strategically invest in our R&D footprint to increase opportunities for innovation and stimulate growth. These growth activities include the following:
◦Our new Adhesives product Armorbuilt™, which is designed to protect the critical utility pole infrastructure against wildfires, with a total addressable market of approximately $500. We expect future incremental growth from this product.
◦Extensive conversions were initiated at several major customers within our Adhesives segment in 2020 for next generation OSB PF technology for board surface and core applications, and development works continues to position our products favorably compared to pMDI.
◦Expected investment of approximately $35 in the expansion of our Brimbank, Australia facility within our Adhesives segment to develop fire-resistant cladding materials leveraging proprietary phenolic resin technology. Production is expected to start at the facility in 2022.
◦An expansion of formaldehyde capacity at our Geismar location, with an expected cost of approximately $10 and capacity coming on line starting in 2024.
Hexion Inc. | 24 | Q3 2021 Form 10-Q

◦Urea-formaldehyde based polymer for slow-release fertilizer expected to provide modest incremental EBITDA contribution starting in 2023.
◦As an alternative technology, we have also developed BPA-free alternative coating technologies within our Coatings and Composites segment to address changing consumer preferences.

Short-term Outlook
As we look towards the fourth quarter of 2021 and first half of 2022, we anticipate strong performance as market conditions continue to recover from the impacts of the COVID-19 pandemic. In the second half of 2020 and throughout 2021, we have seen year-over-year Segment EBITDA improvement due to the economy’s overall turnaround. We continue to expect strong performance across our businesses and strong demand in our key end markets in the remainder of 2021 and into 2022. Over the short to medium term, we expect our volume growth to generally track domestic GDP growth and our EBITDA growth to outpace domestic GDP growth, with new product development and expansion projects providing the opportunity for incremental growth. Conversely, as the overall economy is experiencing global supply chain disruptions, we could experience negative impacts within our supply chain, affecting our ability to deliver on contractual commitments.
Within our Coatings and Composites segment, we continue to expect significant year over year improvement in both our base and specialty epoxy businesses in the remainder of 2021 as key end-markets recover from COVID-19. Additionally, we expect our VersaticTM acid and derivatives product lines to continue to experience modest growth in architectural coatings.
Within our Adhesives segment, we anticipate improvement in Segment EBITDA within our North and Latin American Wood Adhesives business in 2021 based on the latest expectations in U.S. and Canadian housing starts, remodeling and ongoing macroeconomic recovery from the COVID-19 pandemic. We also expect that continued economic recovery and strong end market demand will positively impact our North American formaldehyde and triazine product lines in the remainder of 2021 and into 2022.
Matters Impacting Comparability of Results
Raw Material Prices
Raw materials comprise approximately 75% of our cost of sales (excluding depreciation expense). The three largest raw materials used in our production processes are phenol, methanol and urea. These materials represent about half of our total raw material costs. Fluctuations in energy costs, such as volatility in the price of crude oil and related petrochemical products, as well as the cost of natural gas have historically caused volatility in our raw material and utility costs. In the first nine months of 2021 compared to the first nine months of 2020, the average price of phenol, urea and methanol increased by approximately 50%, 74% and 62%, respectively. The impact of passing through raw material price changes to customers can result in significant variances in sales comparisons from year to year.
We expect long-term raw material cost volatility to continue because of price movements of key feedstocks and the global supply chain disruptions caused by the global COVID-19 pandemic. To help mitigate raw material volatility, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. This “lead-lag” impact can positively or negatively impact our margins in the short term in periods of long “lead-lag” times depending on the rising or falling of raw material prices and the regions where we operate.
Foreign Currency Exchange
The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. Our non-U.S. operations accounted for approximately 54% of our sales in the first nine months of 2021. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, Chinese yuan, Canadian dollar and Australian dollar.
Hexion Inc. | 25 | Q3 2021 Form 10-Q

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	$	% of Net Sales	$	% of Net Sales
Net sales	$945	100%	$634	100%
Cost of sales (exclusive of depreciation and amortization shown below)	702	74%	500	79%
Selling, general and administrative expense	90	10%	56	9%
Depreciation and amortization	48	5%	47	7%
Business realignment costs	6	1%	19	3%
Other operating expense, net	2	—%	4	1%
Operating income	97	10%	8	1%
Interest expense, net	24	3%	25	4%
Other non-operating income, net	(1)	—%	(8)	(1)%
Total non-operating expense	23	2%	17	3%
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	74	8%	(9)	(1)%
Income tax expense	26	3%	17	3%
Income (loss) from continuing operations before earnings from unconsolidated entities	48	5%	(26)	(4)%
Earnings from unconsolidated entities, net of taxes	1	—%	—	—%
Income (loss) from continuing operations, net of taxes	49	5%	(26)	(4)%
Loss from discontinued operations, net of taxes	—	—%	(68)	(11)%
Net income (loss)	49	5%	(94)	(15)%
Other comprehensive (loss) income	$(13)		$6

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
Net Sales
In the third quarter of 2021, net sales increased by $311, or 49%, compared to the third quarter of 2020. Pricing positively impacted sales by $297 due primarily to improved market conditions in our base epoxy resins and specialty epoxy resins businesses and significant raw material price increases contractually passed through to customers across many businesses. Foreign currency translation positively impacted net sales by $16 due primarily to the strengthening of various foreign currencies against the U.S. dollar in the third quarter of 2021 compared to the third quarter of 2020. Volumes negatively impacted net sales by $2, primarily due to volume decreases in our specialty epoxy product lines due to lower demand in China and volume decreases in our formaldehyde products driven by Hurricane Ida’s impacts in the U.S Gulf Coast. These were partially offset by volume increases in our North and Latin American resins and formaldehyde product lines driven by strong market conditions across many key end-markets, increases in our epoxy and VersaticTM acid and derivatives product lines driven by margin optimization and continued recovery from COVID-19’s global economic impact across our various industries and markets compared to the third quarter of 2020.
Operating Income
In the third quarter of 2021, operating income increased by $89 from an operating income of $8 in the third quarter of 2020 to an operating income of $97 in the third quarter of 2021 largely due to an increase in gross profit as a result of improved market conditions across many of our businesses. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses primarily due to increased variable compensation costs.
Income Tax Expense
The income tax expense (benefit) for the three months ended September 30, 2021 and 2020 was $26 and $17, respectively. The income tax expense (benefit) is comprised of tax expense on income and tax benefit on losses from certain foreign operations in 2020 and from the United States and certain foreign operations in 2021. In 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance. In 2021, losses in certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the three months ended September 30, 2021 and 2020 was 35% and (189)%, respectively. The difference between the effective and the statutory rate in each period was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which we operate. The primary jurisdictions with significantly different effective and statutory tax rates for the three months ended September 30, 2021 were Netherlands, Brazil, and Canada. The effective tax rates were also impacted by operating
Hexion Inc. | 26 | Q3 2021 Form 10-Q

gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.

Other Comprehensive Loss
For the third quarter of 2021, foreign currency translation negatively impacted other comprehensive income by $14 due to the strengthening of the U.S. dollar against various foreign currencies in the third quarter of 2021, partially offset by an unrealized gain of $1 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
For the third quarter of 2020, foreign currency translation positively impacted other comprehensive loss by $7, due primarily to the strengthening of the euro against the U.S. dollar in the third quarter of 2020, partially offset by an unrealized loss of $1 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	$	% of Net Sales	$	% of Net Sales
Net sales	$2,550	100%	$1,855	100%
Cost of sales (exclusive of depreciation and amortization shown below)	1,922	75%	1,514	82%
Selling, general and administrative expense	243	10%	164	9%
Depreciation and amortization	148	6%	143	8%
Asset impairments	—	—%	16	1%
Business realignment costs	19	1%	57	3%
Other operating expense, net	2	—%	15	1%
Operating income (loss)	216	8%	(54)	(3)%
Interest expense, net	72	3%	76	4%
Other non-operating income, net	(8)	—%	(12)	(1)%
Total non-operating expense	64	3%	64	3%
Income (loss) from continuing operations before income tax and earnings from unconsolidated entities	152	6%	(118)	(6)%
Income tax expense	51	2%	8	—%
Income (loss) from continuing operations before earnings from unconsolidated entities	101	4%	(126)	(7)%
Earnings from unconsolidated entities, net of taxes	2	—%	2	—%
Income (loss) from continuing operations, net of taxes	103	4%	(124)	(7)%
Loss from discontinued operations, net of taxes	(5)	—%	(71)	(4)%
Net income (loss)	98	4%	(195)	(11)%
Other comprehensive loss	$(17)		$(48)
Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Net Sales
In the first nine months of 2021, net sales increased by $695, or 37%, compared to the first nine months of of 2020. Pricing positively impacted sales by $544 due primarily to improved market conditions in our epoxy and VersaticTM acid and derivatives businesses and significant material price increases contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $82 primarily due to strong demand across key end-markets, including housing and general construction, in our North and Latin American resins and formaldehyde businesses driven by recovery from COVID-19’s global economic impact across our various industries and markets compared to the first nine months of 2020. These increases were partially offset by volume decreases in our specialty epoxy product lines mainly driven by lower demand in China and the impacts of Hurricane Ida and Winter Storm Uri in the U.S. Gulf Coast on our formaldehyde and base epoxy product lines, respectively, in the first nine months of 2021. Foreign currency translation positively impacted net sales by $69, due to the strengthening of various foreign currencies against the U.S. dollar in the first nine months of 2021 compared to the first nine months of 2020.
Operating Income
In the first nine months of 2021, operating income (loss) increased by $270 from operating loss of $54 in the first nine months of 2020 to an operating income of $216 in the first nine months of 2021. This increase was driven by an increase in gross profit due primarily to favorable market conditions described above, and was partially offset by an increase in selling, general, and administrative expense primarily due to increased variable compensation costs.

Hexion Inc. | 27 | Q3 2021 Form 10-Q

Non-Operating Expense
In the first nine months of 2021, total non-operating expense remained flat compared to the first nine months of 2020 due primarily to a decrease of $4 in interest expense and a decrease of $4 in miscellaneous other non-operating income.
Income Tax Expense
The income tax (benefit) expense for the nine months ended September 30, 2021 and the nine months ended September 30, 2020 was $51 and $8, respectively. The income tax (benefit) expense is comprised of tax expense on income and tax benefit on losses from certain foreign operations. In 2021 and 2020, losses in the United States and certain foreign jurisdictions had no impact on income tax expense as no tax benefit was recognized due to the maintenance of a full valuation allowance.
The effective tax rate for the nine months ended September 30, 2021and 2020 was 34% and (7)%, respectively. The change in the effective tax rate was primarily attributable to the amount and distribution of income and losses among the various jurisdictions in which the Company operates. The primary jurisdictions with significantly different effective and statutory tax rates for the nine months ended September 30, 2021 were Germany, Brazil, and Canada. The effective tax rates were also impacted by operating gains and losses generated in jurisdictions where no tax expense or benefit was recognized due to the maintenance of a full valuation allowance.
Other Comprehensive Loss
For the first nine months of 2021, foreign currency translation negatively impacted other comprehensive loss by $23, due to an overall weakening of various foreign currencies against the U.S. dollar in the first nine months of 2021 and an unrealized gain of $6 on an interest rate swap designated as a cash flow hedge recorded to other comprehensive loss.
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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net Sales (1):
Adhesives	$428	$293	$1,198	$874
Coatings and Composites	517	341	1,352	981
Total	$945	$634	$2,550	$1,855

Segment EBITDA:
Adhesives	$72	$58	$215	$156
Coatings and Composites	138	50	311	115
Corporate and Other	(22)	(17)	(64)	(51)
Total	$188	$91	$462	$220
(1)Intersegment sales are not significant and, as such, are eliminated within the selling segment.
Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020 Segment Results
Following is an analysis of the percentage change in net sales by segment from the three months ended September 30, 2020 to the three months ended September 30, 2021:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	5%	38%	3%	46%
Coatings and Composites	(5)%	55%	2%	52%

Hexion Inc. | 28 | Q3 2021 Form 10-Q

Adhesives
Net sales in the third quarter of 2021 increased by $135, or 46%, when compared to the third quarter of 2020. Pricing positively impacted net sales by $110, primarily due to significant raw material price increases contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $16, due to volume increases in our North American and Latin American resins and formaldehyde product lines driven by strong market conditions across many key end-markets, including housing and general construction, and continued recovery from COVID-19’s global economic impact across our various industries and markets compared to the third quarter of 2020, These increases were partially offset by Hurricane Ida’s impacts in the U.S. Gulf Coast in the third quarter of 2021, primarily effecting the formaldehyde product line. Foreign currency translation positively impacted net sales by $9 mainly due to the strengthening of various foreign currencies against the U.S dollar in the third quarter of 2021 compared to the third quarter of 2020.
Segment EBITDA in the third quarter of 2021 increased by $14, to $72, compared to the third quarter of 2020. This increase was primarily driven by strong demand and continued recovery from COVID-19’s global impact in key end-markets, as discussed above, along with raw material productivity positively impacting our wood adhesives and formaldehyde product lines.

Coatings and Composites
Net sales in the third quarter of 2021 increased by $176, or 52%, when compared to the third quarter of 2020. Pricing positively impacted net sales by $187, due primarily to improved market conditions in our base epoxy and specialty epoxy resins business and raw material price increases contractually passed through to customers. Foreign currency translation positively impacted net sales by $7, due primarily to the strengthening of the euro and Chinese yuan against the U.S. dollar in the third quarter of 2021 compared to the third quarter of 2020. Lastly, volumes negatively impacted net sales by $18, which was primarily related to volume decreases in our specialty epoxy product lines due to lower demand in China, partially offset by increases in our epoxy and VersaticTM acid and derivatives businesses driven by strong global demand and continued global recovery from COVID-19.
Segment EBITDA in the third quarter of 2021 increased by $88 to $138, compared to the third quarter of 2020. These Segment EBITDA increases were primarily driven by margin expansion in our base and specialty epoxy businesses and volume increases in our base epoxy and VersaticTM acid and derivatives businesses.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the third quarter of 2021 increased $5 compared to the third quarter of 2020 due primarily to increased employee variable compensation awards.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020 Segment Results
Following is an analysis of the percentage change in net sales by segment from the nine months ended September 30, 2020 to the nine months ended September 30, 2021:

	Volume	Price/Mix	Currency Translation	Total
Adhesives	12%	22%	3%	37%
Coatings and Composites	(2)%	36%	4%	38%
Adhesives
Net sales in the first nine months of 2021 increased by $324, or 37%, when compared to the first nine months of 2020. Pricing positively impacted net sales by $193, primarily due to significant raw material price increases, which we contractually passed through to customers across many of our businesses. Volumes positively impacted net sales by $104, primarily due to strong demand across key end-markets, including housing and general construction, in our North and Latin American resins and formaldehyde product lines primarily driven by recovery from COVID-19’s global economic impact across our various industries and markets compared to the first nine months of 2020. This was partially offset by the impacts of Hurricane Ida and Winter Storm Uri in the Gulf Coast. Lastly, foreign currency translation increased net sales by $27, due to the strengthening of various foreign currencies against the U.S. dollar.
Segment EBITDA in the first nine months of 2021 increased by $59 to $215, when compared to the first nine months of 2020. This increase was primarily driven by strong demand in our North and Latin American resins and global formaldehyde product lines, along with raw material productivity positively impacting our wood adhesives and formaldehyde product lines.
Coatings and Composites
Net sales in the first nine months of 2021 increased by $371, or 38%, when compared to the first nine months of 2020. Pricing positively impacted net sales by $351, primarily due to improved market conditions in our epoxy and VersaticTM acid and derivatives product lines and raw material price increases contractually passed through to customers. Foreign currency translation positively impacted net sales by $42, due primarily to the strengthening of the euro and Chinese yuan against the U.S. dollar in the nine months of 2021 compared to the first
Hexion Inc. | 29 | Q3 2021 Form 10-Q

nine months of 2020. Volumes negatively impacted net sales by $22, which was primarily related to volume decreases in our specialty epoxy product lines due to lower demand in China, partially offset by increases in our epoxy and VersaticTM acid and derivatives product lines driven by strong global demand.
Segment EBITDA in the first nine months of 2021 increased by $196 to $311 compared to the first nine months of 2020. The increase was primarily due to improved market conditions across many of our product lines, as discussed above, partially offset by costs related to the temporary manufacturing outages caused by Winter Storm Uri in the U.S. Gulf Coast.
Corporate and Other
Corporate and Other is primarily corporate, general and administrative expenses that are not allocated to the other segments, such as shared service and administrative functions and unallocated foreign exchange gains and losses. Corporate and Other charges in the first nine months of 2021 increased by $13 compared to the first nine months of 2020 primarily due to an increase in employee incentive compensation costs.

Reconciliation of Net Income (Loss) to Segment EBITDA:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Reconciliation:
Net income (loss)	$49	$(94)	$98	$(195)
Less: Net loss from discontinued operations	—	(68)	(5)	(71)
Net income (loss) from continuing operations	$49	$(26)	$103	$(124)
Income tax expense	26	17	51	8
Interest expense, net	24	25	72	76
Depreciation and amortization (1)	48	47	148	143
EBITDA	147	63	374	103
Adjustments to arrive at Segment EBITDA:
Asset impairments	$—	$—	$—	$16
Business realignment costs (2)	6	19	19	57
Transaction costs (3)	16	1	23	4
Realized and unrealized foreign currency losses (gains)	5	(3)	9	2
Other non-cash items (4)	11	6	36	29
Other (5)	3	5	1	9
Total adjustments	41	28	88	117
Segment EBITDA	$188	$91	$462	$220

Segment EBITDA:
Adhesives	$72	$58	$215	$156
Coatings and Composites	138	50	311	115
Corporate and Other	(22)	(17)	(64)	(51)
Total	$188	$91	$462	$220

(1)For both the nine months ended September 30, 2021 and 2020, accelerated depreciation of $2 has been included in “Depreciation and amortization.” There was no accelerated depreciation for both the three months ended September 30, 2021 and 2020.
(2)Business realignment costs for the periods below included:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Severance costs	$1	$4	$1	$14
In-process facility rationalizations	1	3	3	10
Contractual costs from exited businesses	2	2	6	6
Business services implementation	1	6	4	18
Legacy environmental reserves	1	4	1	8
Other	—	—	4	1
Total	$6	$19	$19	$57
(3)For the nine months ended September 30, 2021, transaction costs represent the costs associated with professional fees related to strategic projects and the set up of our transition services agreement related to the Held for Sale Business. For the three months ended September 30, 2021 and for the three and nine months ended September 30, 2020, transaction costs primarily included certain professional fees related to strategic projects.
Hexion Inc. | 30 | Q3 2021 Form 10-Q

(4)Other non-cash items for the periods presented below included:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Fixed asset write-offs	$2	$—	$7	$6
Stock-based compensation costs	8	4	23	13
Long-term retention programs	1	1	5	7
Other	—	1	1	3
Total	$11	$6	$36	$29

(5)Other for the periods presented below included:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Legacy and other non-recurring items	$1	$2	$3	$7
IT outage recoveries, net	—	—	—	(4)
Gain on sale of assets	—	—	(4)	—
Financing fees and other	2	3	2	6
Total	$3	$5	$1	$9
Hexion Inc. | 31 | Q3 2021 Form 10-Q

Liquidity and Capital Resources
2021 Outlook
We believe we are favorably positioned to fund our ongoing liquidity requirements for the foreseeable future through cash generated from operations, as well as available borrowings under our ABL Facility. We expect positive cash flow generation in 2021, as a result of our strong results in the first nine months of the year, the anticipation of favorable market conditions in the remainder of the year, the proceeds from the Transaction of our Held for Sale Business, and the seasonality of our business which drives lower working capital in the fourth quarter. We have the operational and financial flexibility to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs.
Legislation, or other changes in tax law in the U.S. or abroad, could increase our liability and adversely affect the Company’s after-tax profitability and liquidity position. For example, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations and further limitations on the deductibility of business interest. While Congress has publicly released certain draft legislation, which remains in development, we are currently unable to predict whether such changes will occur and, if implemented, the ultimate impact on our effective tax rate, cash tax expenses and net deferred tax assets in future periods.
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
•Interest and Income Taxes: We expect cash outflows in 2021 related to interest payments on our debt of approximately $90 to $95 and income tax payments between $30 to $40.
•Capital Spending: Capital spending in 2021 is expected to be between $115 and $125, an increase from 2020 due to our commitment to future investments to productivity and growth projects in our businesses.
•Working Capital: We anticipate working capital to increase during 2021, as compared to 2020, based on expected increased volumes as key end markets continue to recover from COVID-19. During the year, we built up our working capital in the first nine months and expect to see a decrease in the remainder of 2021, consistent with historical trends.
Our short-term cash needs are expected to include funding operations and we believe that we will be able to meet our liquidity needs over the next 12 months based on our current projections of cash flow from operations and borrowing availability under financing arrangements.
At September 30, 2021, we had $1,593 of outstanding debt and $721 in liquidity consisting of the following:
•$352 of unrestricted cash and cash equivalents (of which $161 is maintained in foreign jurisdictions);
•$295 of borrowings available under our ABL Facility ($350 borrowing base less $55 of outstanding letters of credit; there were no outstanding borrowings); and
•$74 of time drafts and borrowings available under credit facilities at certain international subsidiaries
Our net working capital (defined as accounts receivable and inventories less accounts payable) from our continuing operations at September 30, 2021 and December 31, 2020 was $448 and $257, respectively. A summary of the components of our net working capital as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	% of LTM Net Sales	December 31, 2020	% of LTM Net Sales
Accounts receivable	$413	13%	$331	13%
Inventories	395	12%	265	11%
Accounts payable	(360)	(11)%	(339)	(14)%
Net working capital (1)	$448	14%	$257	10%
(1)Management believes that this non-GAAP measure is useful supplemental information. This non-GAAP measure should be considered by the reader in addition to but not instead of, the financial statements prepared in accordance with U.S. GAAP.

The increase in net working capital of $191 from December 31, 2020 was driven by an increase in accounts receivable of $82 and increase in inventory of $130, offset by an increase in accounts payable of $21. The increase in accounts receivable was driven by higher volumes and increased selling prices in the third quarter of 2021 as compared to the fourth quarter of 2020, the increase in inventories was driven by raw material price increases in 2021 and inventory buildup as we prepare for turnarounds in the fourth quarter of 2021. The increase in accounts payable was largely related to raw material price increases in 2021 and negotiations with vendors to contractually extend payment
Hexion Inc. | 32 | Q3 2021 Form 10-Q

terms when possible. Additionally, we continue to review inventory safety stock levels to efficiently meet customer demand and negotiate with vendors to contractually extend payment terms whenever possible.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows for continuing operations:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Sources (uses) of cash:
Operating activities	$106	$(37)
Investing activities	235	(76)
Financing activities	(179)	20
Effect of exchange rates on cash flow	—	(2)
Net change in cash and cash equivalents	$162	$(95)
Operating Activities
In the nine months ended September 30, 2021, operations provided $106 of cash. Net income from continuing operations of $103 included $178 of net non-cash expense items, consisting of depreciation and amortization of $148, non-cash stock based compensation expense of $23, loss on sale of assets of $2 and unrealized foreign currency gains of $8, partially offset by a deferred tax benefit of $3. Net working capital used $198, which was driven by an increase in accounts receivable, an increase in inventory, offset by an increase in accounts payable, due primarily to raw material price increases, expanded vendor payment terms and increased volumes. Changes in other assets and liabilities and income taxes payable provided $23 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, variable compensation, pension plan contributions and taxes.
In the nine months ended September 30, 2020, operations used $37 of cash. Net loss from continuing operations of $124 included $182 of net non-cash income items. consisting of depreciation and amortization of $143, non-cash asset impairments of $16, non-cash stock based compensation expense of $13 and a deferred tax expense of $5, partially offset by unrealized foreign currency losses of $1 and other non-cash adjustments of $1. Net working capital used $38, which was driven by an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory, due primarily to raw material price decreases. Changes in other assets and liabilities and income taxes payable used $57 due to the timing of when items were expensed versus paid, which primarily included operating lease expense, interest expense, employee retention programs, incentive compensation, pension plan contributions and taxes. In the nine months ended September 30, 2020, we contributed $23 to our defined benefit international pension plans in excess of our pension expense.
Investing Activities
In the nine months ended September 30, 2021, investing activities provided $235 of cash primarily related to proceeds from the sale of our Phenolic Specialty Resins, Hexamine and European-based Forest Product Resins businesses of $304 and proceeds from sale of assets of $11, partially offset by capital expenditures of $80.
In the nine months ended September 30, 2020, investing activities used $76 of cash primarily related to capital expenditures of $78, partially offset by proceeds from sale of assets of $2.
Financing Activities
In the nine months ended September 30, 2021, financing activities used $179 of cash. Net short-term debt payments were $8 and net long-term debt repayments were $170. Net long-term repayments primarily consisted of $150 from the net proceeds of the PSR, Hexamine, and European-based Forest Product Resins businesses sale to pay down the aggregate principal of the euro denominated tranche Senior Secured Term Loan.
In the nine months ended September 30, 2020, financing activities provided $20 of cash. Net short-term debt repayments were $12, net long-term debt borrowings were $42. Our long-term debt borrowings primarily consisted of $67 of ABL borrowings in the first quarter of 2020. The Company distributed a $10 affiliate loan to its Parent, which was used for share repurchases, which was subsequently settled with a return of capital.
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
As we previously disclosed, our parent company Hexion Holdings Corporation, has filed a public S-1 for an IPO and are also reviewing our portfolio for optimization through potential divestitures, potential bolt-on acquisitions or mergers. While there is no guarantee of any future transactions, it could include a specific business unit or combination of several businesses. We expect that a portion of the
Hexion Inc. | 33 | Q3 2021 Form 10-Q

proceeds from any future divestiture transaction or transactions upon completion would be used to help reduce the absolute amount of our debt.
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

Hexion Inc. | 34 | Q3 2021 Form 10-Q

The following table reconciles net loss to EBITDA and Pro Forma EBITDA from continuing operations for the twelve month period, and calculates the ratio of Pro Forma EBITDA to Fixed Charges as calculated under our Indenture for the period presented:

September 30, 2021
LTM Period
Net income	$63
Net loss from discontinued operations	(3)
Net income from continuing operations	66
Income tax expense	57
Interest expense, net	96
Depreciation and amortization	196
EBITDA	415
Adjustments to arrive at Pro Forma EBITDA:
Business realignment costs (1)	31
Realized and unrealized foreign currency gains	6
Unrealized losses on pension and postretirement benefits (2)	4
Transaction costs (3)	25
Other non-cash items (4)	50
Other (5)	11
Pro Forma EBITDA	$542
Pro forma fixed charges (6)	$79
Ratio of Pro Forma EBITDA to Fixed Charges (7)	6.86
(1)Primarily represents costs related to certain in-process cost reduction activities, including severance costs of $3, $4 related to certain in-process facility rationalizations, $8 of contractual costs for exited businesses, $2 for future environmental clean-up of closed facilities and one-time implementation and transition costs associated with the creation of a business services group within the Company of $8.
(2)Represents non-cash losses resulting from pension and postretirement benefit plan liability remeasurements.
(3)Represents certain professional fees related to strategic projects and the costs associated with the set up of our transition services agreement.
(4)Primarily includes expenses for retention programs of $7, fixed asset disposals of $14 and share-based compensation costs of $27.
(5)Primarily represents $4 of expenses related to legacy expenses and other non-recurring items, $8 of business optimization expense, $4 related to financing fees and other expenses, offset by $4 of gain on dispositions.
(6)Reflects pro forma interest expense based on interest rates at September 30, 2021.
(7)The Company’s ability to incur additional indebtedness, among other actions, is restricted under the Secured Indentures, unless the Company has a Pro Forma EBITDA to Fixed Charges ratio of at least 2.0 to 1.0.

Recently Issued Accounting Standards
See Note 2 in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detailed description of recently issued accounting pronouncements.
Hexion Inc. | 35 | Q3 2021 Form 10-Q

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material developments during the first nine months of 2021 on the matters we have previously disclosed about quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2021.
Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hexion Inc. | 36 | Q3 2021 Form 10-Q

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
There have been no other material developments during the third quarter of 2021 in any of the ongoing legal proceedings that were included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A.    Risk Factors
There have been no other material developments during the third quarter of 2021 in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.        Defaults upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
This item is not applicable to the registrant.
Item 5.        Other Information
None.

Hexion Inc. | 37 | Q3 2021 Form 10-Q

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

Hexion Inc. | 38 | Q3 2021 Form 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION INC.

Date:	November 12, 2021	/s/ George F. Knight
George F. Knight
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Hexion Inc. | 39 | Q3 2021 Form 10-Q